Form 10-Q
period 1996-01-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1996-03-07
CIK 767682

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                                       OR

          [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________
Commission file number 0-17590


                            THE FOUR SEASONS FUND
            (Exact name of registrant as specified in its charter)

Illinois                                       # 36-3586810
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

c/o Heinold Asset Management, Inc.
One Financial Place
440 S. LaSalle - 20th Floor
Chicago, Illinois
(Address of principal executive offices)

60605
(Zip Code)

(312) 663-7900
(Registrant's telephone number, including area code)

Same
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                       STATEMENTS OF FINANCIAL CONDITION

                                                    JANUARY 31, 1996      JULY 31,
ASSETS                                                (UNAUDITED)           1995
                                                    ---------------    ---------------
 EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
  U.S. TREASURY SECURITIES, AT COST PLUS ACCRUED
   INTEREST WHICH APPROXIMATES MARKET VALUE            $ 3,739,837        $ 3,832,616
  NET UNREALIZED APPRECIATION ON OPEN
     FUTURES AND FORWARD CONTRACTS                         594,112             92,763
  AMOUNT DUE FROM (TO) BROKER                             (161,913)           151,758
                                                       -----------        -----------
                                                         4,172,036          4,077,137


 U.S TREASURY STRIP NOTES, AT MARKET VALUE              14,790,750         14,357,411
                                                       -----------        -----------
                TOTAL ASSETS                           $18,962,786        $18,434,548
                                                       ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  ACCRUED BROKERAGE COMMISSIONS PAYABLE                $    61,135        $    61,429
  OTHER ACCRUED EXPENSES                                     1,805             10,818
  ACCRUED PROFIT SHARE                                       3,314                  0
                                                       -----------        -----------
              TOTAL LIABILITIES                             66,254             72,247
                                                       -----------        -----------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY              100,711             88,989
                                                       -----------        -----------

PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
   OUTSTANDING AT JANUARY 31, 1996 AND JULY 31, 1995       217,605            198,806
  LIMITED PARTNERS, 9,391 AND 10,001 UNITS
   OUTSTANDING AT JANUARY 31, 1996
   AND JULY 31, 1995, RESPECTIVELY                      18,578,216         18,074,506
                                                       -----------        -----------
           TOTAL PARTNERS' CAPITAL                      18,795,821         18,273,312
                                                       -----------        -----------
                                                       $18,962,786        $18,434,548
                                                       ===========        ===========

PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST:
  NET ASSET VALUE                                      $  1,978.22        $  1,807.33
                                                       ===========        ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (UNAUDITED)


                                         LIMITED            GENERAL
                                         PARTNERS          PARTNERS           TOTAL
                                      --------------    --------------   ------------
FUND EQUITY AT JULY 31, 1995            $18,074,506         $198,806      $18,273,312
(10,001 LIMITED PARTNERSHIP UNITS)


ADD (DEDUCT):


  REDEMPTION 0F 610 LIMITED
    PARTNERSHIP UNITS                    (1,081,539)                       (1,081,539)


  NET INCOME (LOSS)                       1,585,249           18,799        1,604,048
                                        -----------         --------      -----------
FUND EQUITY AT JANUARY 31, 1996         $18,578,216         $217,605      $18,795,821
(9,391 LIMITED PARTNERSHIP UNITS)       ===========         ========      ===========






NET ASSET VALUE PER UNIT AT
    JANUARY 31, 1996:                                                     $  1,978.22
                                                                          ===========





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

             FOR THE SIX MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)


   REVENUES:                                                1996               1995
                                                         -----------       -------------
    NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES CONTRACTS                                   $  364,498        $(1,982,745)
    INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                  501,348           (162,217)
    INTEREST INCOME                                            85,177            227,681
    ACCRETION OF U.S TREASURY STRIP NOTES                     493,511            928,952
    GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
       STRIP NOTES                                            626,157           (122,867)
                                                           ----------        -----------
                  TOTAL REVENUES                            2,070,691         (1,111,196)


   EXPENSES:
     BROKERAGE COMMISSIONS                                    414,300            766,060
     PROFIT SHARE ALLOWABLE TO JOINT VENTURE
      TRADING ADVISOR                                          22,620                  0
     OTHER EXPENSES                                            18,000             25,000
                                                           ----------        -----------
                  TOTAL EXPENSES                              454,920            791,060
                                                           ----------        -----------
   INCOME (LOSS) BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                     1,615,771         (1,902,256)

   GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING INCOME (LOSS)                                  (11,723)            46,731
                                                           ----------        -----------
                 NET INCOME (LOSS)                         $1,604,048        $(1,855,525)
                                                           ==========        ===========

   NET INCOME (LOSS) ALLOCATED TO:
     GENERAL PARTNER                                       $   18,799        $   (23,140)
                                                           ==========        ===========
   NET INCOME (LOSS) ALLOCATED TO:
     LIMITED PARTNERS                                      $1,585,249        $(1,832,385)
                                                           ==========        ===========

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
     UNIT OUTSTANDING THROUGHOUT EACH PERIOD               $   170.89        $    (64.28)
                                                           ==========        ===========




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)


REVENUES:                                                  1996               1995
                                                       ------------      -------------
 NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                   $  431,900          $(194,495)
 INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                              366,848             94,072
 INTEREST INCOME                                            46,431            176,690
 ACCRETION OF U.S TREASURY STRIP NOTES                     243,326            230,221
 GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
    STRIP NOTES                                            356,986            156,334
                                                        ----------          ---------
                                                         1,445,491            462,822
                                                        ----------          ---------

EXPENSES:
  BROKERAGE COMMISSIONS                                    201,638            301,351
  PROFIT SHARE ALLOCATION TO JOINT VENTURE
   TRADING ADVISOR                                          22,620                  0
  OTHER ADMINISTRATIVE EXPENSES                             10,500             20,500
                                                        ----------          ---------
                                                           234,758            321,851
                                                        ----------          ---------
INCOME (LOSS) BEFORE GENERAL PARTNER'S INTEREST
  IN TRADING COMPANY                                     1,210,733            140,971

GENERAL PARTNER'S INTEREST IN TRADING COMPANY
  OPERATING INCOME (LOSS)                                  (14,292)             3,376
                                                        ----------          ---------
        NET INCOME (LOSS)                               $1,196,441          $ 144,347
                                                        ==========          =========

NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                       $   13,941          $   8,252
                                                        ==========          =========
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                      $1,182,500          $ 136,095
                                                        ==========          =========

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
  UNIT OUTSTANDING THROUGHOUT EACH PERIOD               $   126.73          $   22.92
                                                        ==========          =========




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)



                                                      1996              1995
                                                  -----------       ------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                $1,604,048       $(1,855,525)
  INCREASE IN OTHER LIABILITIES
  DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS                                  (528,238)       20,608,310
                                                   ----------       -----------
TOTAL FUNDS PROVIDED                                1,075,810        18,752,785
                                                   ----------       -----------




FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS           1,081,539        18,618,914
  REDEMPTION OF GENERAL PARTNERSHIP UNITS                   0                 0
  INCREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS
  DECREASE IN OTHER LIABILITIES                        (5,729)          133,871
                                                   ----------       -----------
                                                    1,075,810        18,752,785





CHANGE IN CASH BALANCE                             $        0       $         0
                                                   ----------       -----------





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                             THE FOUR SEASONS FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1996 has been derived from the audited financial statements as of July 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                            THE FOUR SEASONS FUND

                      (An Illinois Limited Partnership)

              NOTES TO FORM 10-Q FINANCIAL STATEMENTS, Continued

ITEM 2, Management's Discussion and Analysis of Financial Condition and Operating Results for the six months ended January 31, 1996.

                              January 31, 1996   July 31, 1995

     Ending Equity  (Note A)    $18,795,821       $18,273,312

NOTE A:

     Ending equity at January 31, 1996 is higher than ending equity at July 31, 1995 due to profitable trading.

                            Six months ended  Six months ended
                            January 31, 1996  January 31, 1995
Net realized trading gains
(losses) on closed futures
and forward contracts             $364,498          $(1,982,745)
(Note B)

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the six months ended January 31, 1996 is higher than net realized trading gains (losses) on closed futures and forward contracts for the six months ended January 31, 1995 due to more profitable trading during the period.

                           Three months ended  Three months ended
                            January 31, 1996    January 31, 1995

Net realized trading gains
(losses) on closed futures
and forward contracts            $431,900          $(194,495)
(Note C)
NOTE C:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended January 31, 1996 is higher than net realized trading gains (losses) on closed futures and forward contracts for the three months ended January 31, 1995 due to more profitable trading during the period.

                                    EXHIBITS



None

                                    PART II

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FOUR SEASONS FUND
                                  (Registrant)

                                              By  Heinold Asset Management, Inc.
                                                  (General Partner)



                                              By
                                                  Robert Ledvora
                                                  Executive Vice President
                                                  and Chief Financial Officer