Form 10-Q
period 1996-04-30
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1996-06-07
CIK 767682

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1996
                                       OR


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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        APRIL 30, 1996               JULY 31,
ASSETS:                                                                                   (UNAUDITED)                  1995
                                                                                      -------------------        ----------------
EQUITY IN FUTURES TRADING ACCOUNTS:
   U. S. GOVERNMENT TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                                              $                0         $     3,832,616
   NET UNREALIZED APPRECIATION ON OPEN
     FUTURES CONTRACTS                                                                           (12,008)                 92,763
   AMOUNT DUE FROM (TO) BROKER                                                                 2,863,228                 151,758
                                                                                      -------------------        ----------------
                                                                                               2,851,220               4,077,137

  U.S. TREASURY STRIPPED NOTES,
   AT MARKET VALUE                                                                            13,633,785              14,357,411
                                                                                      -------------------        ----------------
                                                                                      $       16,485,005         $    18,434,548
                                                                                      ===================        ================
     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   ACCRUED BROKERAGE COMMISSIONS PAYABLE                                              $           55,266         $        61,429
   OTHER ACCRUED EXPENSES                                                                            674                  10,818
   ACCRUED PROFIT SHARE                                                                                0                       0
                                                                                      -------------------        ----------------
     TOTAL LIABILITIES                                                                            55,940                  72,247
                                                                                      -------------------        ----------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                                                     76,044                  88,989
                                                                                      -------------------        ----------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT                                                                      199,843                 198,806
   EQUIVALENTS OUTSTANDING AT APRIL 30, 1996
   AND JULY 31, 1995 RESPECTIVELY
  LIMITED PARTNER, 8,891 AND 10,001 UNIT
   EQUIVALENTS OUTSTANDING AT APRIL 30, 1996
   AND JULY 31, 1995 RESPECTIVELY                                                             16,153,178              18,074,506
                                                                                      -------------------        ----------------
       TOTAL PARTNERS' CAPITAL                                                                16,353,021              18,273,312
                                                                                      -------------------        ----------------
                                                                                      $       16,485,005         $    18,434,548
                                                                                      ===================        ================

PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST:
   NET ASSET VALUE                                                                    $         1,816.76         $      1,807.33
                                                                                      ===================        ================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED APRIL 30, 1996 (UNAUDITED)





                                                                             LIMITED                GENERAL
                                                                             PARTNERS               PARTNERS            TOTAL
                                                                        ------------------        --------------    --------------
FUND EQUITY AT JULY 31, 1995                                            $      18,074,506         $     198,806     $   18,273,312
 (10,001 LIMITED PARTNERSHIP UNITS)


  REDEMPTION 0F 1,110 LIMITED                                                  (1,945,768)                              (1,945,768)
    PARTNERSHIP UNITS

  NET INCOME (LOSS)                                                                24,440                 1,037             25,477
                                                                        ------------------        --------------    ---------------
FUND EQUITY AT APRIL 30, 1996                                           $      16,153,178         $     199,843     $   16,353,021
 (8,891 LIMITED PARTNERSHIP UNITS)                                      ==================        ==============    ===============





NET ASSET VALUE PER UNIT AT
    APRIL 30, 1996:                                                                                                 $     1,816.76
                                                                                                                   ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)

REVENUES:                                                                                   1996                      1995
                                                                                     -------------------        ----------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                                $          115,739         $    (1,179,803)
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                                                     (104,772)                175,982
  INTEREST INCOME                                                                               107,487                 268,912
  ACCRETION OF U.S. TREASURY STRIP NOTES                                                        734,200               1,191,436
  GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
    STRIP NOTES                                                                                (195,232)                341,478
                                                                                     -------------------        ----------------
                                                                                                657,422                 798,005
                                                                                     -------------------        ----------------

EXPENSES:
   BROKERAGE COMMISSIONS                                                                        598,283                 971,399
   PROFIT SHARE ALLOCABLE TO JOINT
     VENTURE TRADING ADVISOR                                                                     19,306                       0
   OTHER ADMINISTRATIVE EXPENSES                                                                 27,600                  41,700
                                                                                     -------------------        ----------------
                                                                                                645,189               1,013,099
                                                                                     -------------------        ----------------

INCOME (LOSS) BEFORE GENERAL PARTNER'S
   INTEREST IN TRADING COMPANY                                                                   12,233                (215,094)

GENERAL PARTNER'S INTEREST IN TRADING COMPANY
      OPERATING (INCOME) LOSS                                                                    13,244                  27,732
                                                                                     -------------------        ----------------
NET INCOME (LOSS)                                                                    $           25,477         $      (187,362)
                                                                                     ===================        ================


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                                    $            1,037                   9,665
                                                                                     ===================        ================
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                                   $           24,440                (197,027)
                                                                                     ===================        ================
INCREASE (DECREASE) IN NET ASSET VALUE
  FOR A UNIT OUTSTANDING THROUGHOUT
  THE PERIOD                                                                         $             9.43                   92.86
                                                                                     ===================        ================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -4-

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)

TRADING INCOME AND (EXPENSE):                                                               1996                       1995
                                                                                    -------------------        -----------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                               $         (248,759)        $        802,942
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                                                    (606,120)                 338,199
  INTEREST INCOME                                                                               22,310                   41,231
  ACCRETION OF U.S. TREASURY STRIP NOTES                                                       240,689                  262,484
  GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
    STRIP NOTES                                                                               (821,389)                 464,345
                                                                                    -------------------        -----------------
                                                                                            (1,413,269)               1,909,201
                                                                                    -------------------        -----------------

EXPENSES:
   BROKERAGE COMMISSIONS                                                                       183,983                  205,339
   PROFIT SHARE ALLOCABLE TO JOINT
     VENTURE TRADING ADVISOR                                                                    (3,314)                       0
   OTHER ADMINISTRATIVE EXPENSES                                                                 9,600                   16,700
                                                                                    -------------------        -----------------
                                                                                               190,269                  222,039
                                                                                    -------------------        -----------------

INCOME (LOSS) BEFORE GENERAL PARTNER'S
   INTEREST IN TRADING COMPANY                                                              (1,603,538)               1,687,162

LESS: GENERAL PARTNER'S INTEREST IN TRADING COMPANY
      OPERATING (INCOME) LOSS                                                                   24,967                  (18,999)
                                                                                    -------------------        -----------------
NET INCOME (LOSS)                                                                   $        (1,578,571)       $      1,668,163
                                                                                    ===================        =================


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                                   $           (17,762)       $         32,805
                                                                                    ===================        =================
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                                  $        (1,560,809)       $      1,635,358
                                                                                    ===================        =================
INCREASE (DECREASE) IN NET ASSET VALUE
  FOR A UNIT OUTSTANDING THROUGHOUT
  THE PERIOD                                                                        $           (161.46)       $          157.14
                                                                                    ===================        =================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)



                                                                                        1996                         1995
                                                                               ----------------------        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                           25,477                     (187,362)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DECREASE IN EQUITY IN FUTURES TRADING ACCOUNT                                            1,949,543                   19,845,736
  INCREASE (DECREASE) IN ACCRUED EXPENSES                                                    (29,252)                    (116,907)
                                                                               ----------------------        ---------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                              1,945,768                   19,541,467


CASH FLOWS FROM FINANCING ACTIVITIES:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                                                 (1,945,768)                 (19,138,957)
  REDEMPTION OF GENERAL PARTNERSHIP UNITS                                                          0                     (402,510)
                                                                               ----------------------        ---------------------
NET CHANGE IN CASH                                                                                 0                            0

CASH - BEGINNING OF YEAR                                                                           0                            0
                                                                               ----------------------        ---------------------
CASH - END OF YEAR                                                             $                   0                            0
                                                                               ======================        =====================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS
                                      -6-

                   THE FOUR SEASONS FUND

              (An Illinois Limited Partnership)

            NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1996 has been derived from the audited financial statements as of July 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                            THE FOUR SEASONS FUND

                      (An Illinois Limited Partnership)

             NOTES TO FORM 10-Q FINANCIAL STATEMENTS, Continued

ITEM 2,    Management's Discussion and Analysis of Financial
 Condition and Operating Results for the nine months ended April
 30, 1996.

                              April 30, 1996   July 31, 1995

     Ending Equity  (Note A)    $16,353,021       $18,273,312

NOTE A:

     Ending equity at April 30, 1996 is lower than ending equity at July 31, 1995 due to unprofitable trading activity.

                            Nine months ended  Nine months ended
                             April 30, 1996     April 30, 1995
Net realized trading gains
(losses) on closed futures
and forward contracts             $115,739          $(1,179,803)
(Note B)

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the nine months ended April 30, 1996 is higher than net realized trading gains (losses) on closed futures and forward contracts for the nine months ended April 30, 1995 due to more profitable trading during the period.

                           Three months ended  Three months ended
                            April 30, 1996      April 30, 1995
Net realized trading gains
(losses) on closed futures
and forward contracts            $(248,759)          $802,942
(Note C)

NOTE C:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended April 30, 1996 is lower than net realized trading gains (losses) on closed futures and forward contracts for the three months ended April 30, 1995 due to unprofitable trading during the period.

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

                             THE FOUR SEASONS FUND
                                  (Registrant)

                                       By  Heinold Asset Management, Inc.
                                           (General Partner)



                                      By  Robert Ledvora
                                          Chief Financial Officer