Form 10-K
period 1996-07-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1996-10-28
CIK 767682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


             [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year Ended:  July 31, 1996

                                       OR

             [ ]    Transition Report Pursuant to Section 13
       or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission File Number:  0-17590

                   THE FOUR SEASONS FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                       Illinois                    36-3586810
           -------------------------------  -------------------------
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)


                       c/o HEINOLD ASSET MANAGEMENT, INC.
                               440 South LaSalle
                                 20th Floor
                            Chicago, Illinois  60605
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
(312) 663-7500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X           No
            -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                                     PART I
Item 1.  Business

     (a) General development of business

     The Four Seasons Fund Limited Partnership (the "Partnership") is a limited partnership organized on February 10, 1988 pursuant to an Agreement of Limited Partnership (the "Limited Partnership Agreement") and under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership was funded through an offering of Units of Limited Partnership Interest ("Units"). Limited Partners of Units are referred to herein as "Unitholders." The Partnership implements asset allocation strategies by trading approximately 20% of its original assets in the futures markets through an affiliated limited partnership (the "Trading Company") of which the Partnership is the sole limited partner, while maintaining its remaining assets in a "guaranteed yield pool". The guaranteed yield pool was established at the commencement of operations, and approximately 80% of the Partnership's assets were invested in zero coupon U.S. Treasury Strip Notes (the "Notes"), so as to yield $1,000 per unit, plus 5% compound annual yield, on November 15, 1994. On November 15, 1994, the Notes expired and in December 1994, approximately 80% of the Partnership's assets were invested in new Notes so as to yield $1,515.85 per unit, plus a minimum of 3% compound annual yield, on November 15, 2000.

     The public offering of Units began on approximately October 1, 1988 and was completed on February 23, 1989. The offering was registered under the Securities Act of 1933, as amended, and Geldermann Securities, Inc. acted as selling agent and selected numerous broker/dealers to act as additional selling agents on a best efforts basis. A total of 41,409 Units were sold to the public during the public offering.

     Heinold Asset Management, Inc. (the "General Partner"), a Delaware corporation, is the General Partner of the Partnership and, in that capacity, performs various administrative services. The General Partner was organized in 1982 to serve as the general partner and pool operator for public and private commodity pools sponsored by Heinold Commodities, Inc., an affiliate. Until March 31, 1996, the General Partner was a wholly owned subsidiary of Geldermann, Inc., an Illinois corporation ("Geldermann"). On March 31, 1996, the General Partner became a wholly owned subsidiary of E.D. & F. Man Inc., a Delaware corporation with headquarters in New York, New York.

     Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to the Partnership's Limited Partnership Agreement and the Partnership's customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $410,620, which was worth $198,067 as of July 31, 1996. On October 1, 1991, the General Partner redeemed 59 Units for $73,625. In addition, the General Partner redeemed 250 Units on March 31, 1995 for $402,510.

     RXR, Inc., a New York corporation (the "Trading Advisor"), is the Partnership's Trading Advisor. RXR is not an affiliate of the Partnership or of the General Partner.

     The Trading Advisor directs the Partnership's futures and options trading in stock index, bond and managed futures and short-term interest rate instruments and forward trading, pursuant to a Joint Venture Agreement with the Partnership's Trading Company. The Trading Advisor receives a quarterly profit share from the Partnership of 15% of New Trading Profits provided that the joint venture has taxable income in a calendar year. This profit share is retained by the Trading Advisor even if trading losses occur in subsequent quarters; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Partnership. At July 31, 1996, there were carry-forward losses of $1,245,307. Reference is made to Note (5) of the Financial Statements. In addition, the Trading Advisor receives a monthly consulting fee paid by the Commodity Broker of 0.0417 of 1% (0.5% per annum) of the Partnership's month-end Net Assets.
New Trading Profits and Net Assets are each determined pursuant to formulas set forth in the Joint Venture Agreement between the Partnership's Trading Company and the Trading Advisor and the Consulting Agreement between Geldermann and the Trading Advisor.

     At the commencement of trading, the Partnership's assets were deposited in the following proportions: approximately 20% with the Partnership's Trading Company and approximately 80% which the General Partner, on the Partnership's behalf, invested in zero-coupon United States Treasury strip notes as the Partnership's guaranteed yield pool.

     The Trading Company has a brokerage contract with the Commodity Broker, which provides that the Commodity Broker will be paid a rate of 4.45% of Net Assets per annum, plus floor brokerage, National Futures Association, exchange and clearing fees. This rate was reduced from 4.75% on December 1, 1995.

     The Trading Advisor's trading method is highly systematic and technical. The objectives of the trading method are to maintain an optimum asset mix in a fully diversified portfolio, while integrating a 20% to 30% managed futures component to achieve significant capital gains through speculative trading in the futures and forward market.

Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association ("NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers" and "floor traders". The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Advisor, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and recordkeeping requirements. The General Partner, the Trading Advisor and the Commodity Broker are all members of NFA. The CFTC may suspend a commodity pool operator's or a trading advisor's registration if the CFTC finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor's registration as a commodity trading advisor was terminated or suspended, the General Partner and the Trading Advisor, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

     As members of NFA, the General Partner, the Trading Advisor and the Commodity Broker are subject to NFA standards relating to fair trade practices, financial condition and customer protection.

As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

      In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular futures. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States Government agency.

      The Trading Advisor engages in trading on most major non-United States exchanges and markets on behalf of the Partnership. Trading on such exchanges and markets involves certain risks not applicable to trading on United States exchanges and is frequently less regulated. For example, certain of such exchanges may not provide the same assurances of the integrity (financial and otherwise) of the marketplace and its participants as do United States exchanges. Some non-United States exchanges, in contrast to United States exchanges, are "principals' markets" in which performance is the responsibility only of the individual member with whom the trader has dealt and is not the responsibility of an exchange or clearing association. Furthermore, trading on certain non-United States exchanges may be conducted in such a manner that all participants are not afforded an equal opportunity to execute certain trades and may also be subject to a variety of political influences and the possibility of direct government intervention. The Partnership also would be subject to the risk of fluctuations in the exchange rate between the local currency and the United States dollar and to the possibility of exchange controls. Finally, futures contracts traded on non-United States exchanges (other than foreign currency contracts) might not be considered to be "regulated futures contracts" for Federal income tax purposes.

 (b)  Financial information about industry segments

      The Partnership's business constitutes only one segment, speculative trading of forward and futures and options on futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the five fiscal years ended July 31, 1996 are set forth under "Item 6. Selected Financial Data."

 (c)  Narrative description of business

      (1) See Items 1(a) and (b) above.

          (i) through (xii) - not applicable.

          (xiii) - the Partnership has no employees.

 (d) Financial information about foreign and domestic operations and export sales

      The Partnership does not engage in sales of goods or services. See "Item 1(b). Financial information about industry segments."

Item 2.  Properties

     The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

     (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner through its Trading Company, has entered into a Joint Venture Agreement with the Trading Advisor (under which the Trading Advisor has complete discretion with respect to determination of the Partnership's trading decisions with respect to that portion of the Partnership's assets which the Trading Advisor manages) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Partnership based on the instructions of the Trading Advisor).

     (2) Maintains the Partnership's books and records which Unitholders or their duly authorized representatives may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

     (3) Furnishes each Unitholder with a monthly statement describing the performance of the Partnership which sets forth the brokerage commissions and other expenses incurred or accrued and any profit share allocable to the Trading Advisor by the Partnership for the month.

     (4) Forwards annual audited financial statements (including a statement of financial condition and statement of operations) to each Unitholder.

     (5) Provides to each Unitholder tax information necessary for the preparation of his annual federal income tax return and such other information as the CFTC may by regulation require.

     (6) Performs secretarial and other clerical duties and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

     (7)  Administers the redemption of Units.

Item 3. Legal Proceedings

     The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject. In addition, there are no pending material proceedings involving the General Partner or the Commodity Broker.


Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

     (a) Market Information. There is no trading market for the Units, and none is likely to develop. They are transferable only after written notice has been given to and approved by the General

Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and then only in whole Units, at Net Asset Value per Unit (less any redemption fee, if applicable, as described below) calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Units redeemed on or prior to the end of the fourth and after the end of the fourth but on or prior to the end of the eighth full calendar quarter of the Partnership's operations were subject to a 4% and 3% redemption charge, respectfully. This charge was paid to the General Partner. Requests for redemption must be received by the General Partner ten days before the redemption date. During the period August 1, 1990 through March 1991 (the last quarter during which redemption penalties were charged) there were redemption charges of $83,805 paid to the General Partner.

     (b)  Holders.  As of July 31, 1996, there were 430 holders of Units.

     (c) Dividends. No distributions or dividends have been made on the Units, and the General Partner presently has no intention to make any.

Item 6. Selected Financial Data

     The following is a summary of operations and total assets of the Partnership for the five fiscal years ended July 31, 1996.

                                         Fiscal Year      Fiscal Year       Fiscal Year       Fiscal Year       Fiscal Year
                                            Ended            Ended             Ended             Ended             Ended
                                        July 31, 1996    July 31, 1995     July 31, 1994     July 31, 1993     July 31, 1992
                                        -------------    -------------     -------------     -------------     -------------
 Revenues:
 Gain (loss) on trading of
  futures and
  forward contracts                     $  (148,660)    $  (532,491)      $(1,445,324)      $ 4,517,519       $ 6,172,108
 Interest income                            133,072         314,556           269,873           311,376           395,009
 Accretion of U.S. Govern-
  ment Treasury Strip
  Notes                                     969,469       1,400,402         2,739,833         2,766,454         2,954,993
 Gain (loss) on market
  value of U.S.
  Treasury Strip Notes                     (270,765)        829,359        (1,823,682)       (1,199,683)        1,193,594
 Realized gain on sale of
  U.S. Treasury Strip Notes                       0          45,157            88,837           371,154           549,690
                                        -----------     -----------       -----------       -----------       -----------
Total revenue                               683,116       2,056,983          (170,463)        6,766,820        11,265,394

Expenses:
Brokerage commissions                       726,631       1,068,370         1,918,393         1,961,745         1,958,415
 Profit Share allocable to
  Joint Venture Trading
  Advisor                                    19,306               0           (36,724)          391,253           185,825
 Other administrative
  expenses                                   83,898         155,159           324,678           278,722           321,459
                                        -----------     -----------       -----------       -----------       -----------
   Total expenses                           829,835       1,223,529         2,206,347         2,631,720         2,465,699
                                        -----------     -----------       -----------       -----------       -----------


 Income (loss) before
  General Partner interest
  in Trading Company                       (146,719)        833,454        (2,376,810)        4,135,100         8,799,695
 General Partner interest
  in Trading Company
  operating (income) loss                    21,622          24,054            50,618           (30,344)          (50,993)
                                        -----------     -----------       -----------       -----------       -----------

 Net income (loss)                      $  (125,907)    $   857,508       $(2,326,192)      $ 4,104,756       $ 8,748,702
                                        ===========     ===========       ===========       ===========       ===========

 Net income (loss)
  allocated to
  General Partner                       $      (739)    $    20,910       $   (33,563)      $    59,877       $   105,896
                                        ===========     ===========       ===========       ===========       ===========

 Net income (loss)
  allocated to
  limited partners                      $  (124,358)    $   836,598       $(2,292,629)      $ 4,044,879       $ 8,642,806
                                        ===========     ===========       ===========       ===========       ===========

 Net income (loss)
  per Unit of Partner-
  ship Interest (for a
  Unit outstanding
  throughout the
  year)                                 $     (6.72)    $    195.09       $    (93.23)      $    166.33       $    293.74
                                        ===========     ===========       ===========       ===========       ===========

Total assets                            $16,069,074     $18,434,548       $37,604,209       $43,919,995       $44,597,906
                                        ===========     ===========       ===========       ===========       ===========


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

     The Partnership does not intend to raise any additional capital through borrowing and, because it is a closed-end fund, it cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures and substantially all of its assets are and will be represented by U.S. Treasury Strip Notes and investments in futures and options on futures.

Liquidity

     Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's futures trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Results of Operations

     The significant components of revenue generated by the Partnership include: any net realized trading gains on closed futures contracts, any increase in net unrealized appreciation on open futures and forward contracts, interest income earned on U.S. Treasury securities, accretion of U.S. Treasury Strip Notes, any gain on market value of U.S. Treasury Strip Notes and realized gain on sale of U.S. Treasury Strip Notes. Partnership expenses include brokerage commissions, profit shares and other administrative expenses.

     Operating results show a profit for the fiscal years ended July 31, 1996 and July 31, 1995 and a loss for the fiscal year ended July 31, 1994.

     The Net Asset Value per Unit on a redemption value basis as of July 31, 1996 and July 31, 1995 was $1,721.38 and $1,696.73, respectively.

     The Fund showed slight over-all trading losses for the fiscal year ended July 31, 1996. The Fund experienced profitable trading in short U.S. and foreign financial positions which occurred due to an increase in the U.S. interest rate. Profitable positions were also held in the agricultural and currency markets. The Fund's profitable trading, however, was offset by unprofitable short positions held in currencies primarily in the third quarter. Additional losses were incurred in the financial and precious metals markets. As of October 31, 1995, January 31, 1996, April 30, 1996 and July 31, 1996, the Net Asset Value per Unit on a redemption value basis was $1,713.35, $1,802.86, $1,727.99 and $1,721.38, respectively.

     The trading losses which occurred in fiscal year 1994 did not continue in fiscal year 1995. During the fiscal year ended July 31, 1995, the Trading Company's profitable trading in the metals, energy and financial sectors more than offset the Partnership's unprofitable trading in the softs and currencies sectors. Significant profits were made during the second quarter in long S&P contracts due to the decline in interest rates. Large losses were incurred in September in long Japanese Yen positions due to the increased strength of the U.S. dollar. In addition, the trend of market losses in the U.S. Treasury Strip Notes ceased with the maturity of the original notes and the purchase of new notes in December 1994. From December 1, 1994 through July 30, 1995, the new notes resulted in market gain. As of October 31, 1994, January 31, 1995, April 30, 1995 and July 31, 1995, the Net Asset Value per Unit on a redemption value basis was $1,522.59, $1,528.65, $1,641.58 and $1,696.73, respectively.

     During the fiscal year ended July 31, 1994, the Trading Company's trading in the agricultural, financial instruments and currency markets was unprofitable. As of October 31, 1993, January 31, 1994, April 30, 1994 and July 31, 1994, the Net Asset Value per Unit on a redemption value basis was $1,631.25, $1,631.35, $1,618.70 and $1,597.50, respectively,

     Inflation is not a significant factor in the Partnership's profitability.


Item 8.  Financial Statements and Supplementary Data

     Financial statements are listed on page F-1 of this report.

     The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership. Trading decisions for the Partnership are made by the Trading Advisor.

     The General Partner is a commodity pool operator registered with the National Futures Association. The Trading Advisor and its respective principals have been trading commodities accounts for investors pursuant to their respective trading methods for several years.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. E.D. & F. Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."

     The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security ownership of certain beneficial owners

     The Partnership knows of no person who owns beneficially more than 5% of the Units.

     (b) Security ownership of management

     Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over the Partnership's futures and options on futures contract trading. The General Partner owned 110 Unit-equivalents valued at $198,067 as of July 31, 1996, 1.24% of the Partnership's total equity.

     (c) Changes in control

     None.

Item 13.  Certain Relationships and Related Transactions

     See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

            See Index to Financial Statements, infra.

      (a)(2)  Financial Statement Schedules

     All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)  Exhibits as required by Item 601 of Regulation S-K

     (3)  Articles of Incorporation and By-laws

     a. Limited Partnership Agreement dated as of February 10, 1988, amended and restated as of August 18, 1988.

     The above exhibit is incorporated by reference from the Registration Statement Amendment No. 1 filed by the Partnership on Form S-1 (File No. 33-20264) and declared effective as of September 28, 1988.

     (10)  Material Contracts

     a.  Joint Venture Agreement between the Partnership and RXR, Inc.

     b.  Customer Agreement between the Partnership and Geldermann, Inc.

     The above exhibit is incorporated herein by reference from the Registration Statement filed by the Partnership on Form S-1 (Reg. No. 33-20264) and declared effective as of September 28, 1988.

     (b) Reports on Form 8-K

     The Partnership did not file any reports on Form 8-K during the quarter ended July 31, 1996.

     (27)  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of October, 1996.

                                           THE FOUR SEASONS FUND LIMITED
                                           PARTNERSHIP

                                           By HEINOLD ASSET MANAGEMENT, INC.
                                           General Partner

                                           By /s/ Daniel E. Ragen
                                           Daniel E. Ragen
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                          Title with
     Signature            General Partner                 Date
     -------------------  ------------------------------  ----------------

     /s/ James R. Curley  Chief Executive Officer         October 28, 1996
     -------------------  and Director
       James R. Curley

     /s/ Lee E. Meyer     Chief Financial Officer         October 28, 1996
     -------------------  (principal accounting officer)
       Lee E. Meyer

     /s/ Ned Bennett      Director                        October 28, 1996
     -------------------
       Ned W. Bennett

     /s/ Thomas M. Harte  Director                        October 28, 1996
     -------------------
       Thomas M. Harte


     /s/ Ira Polk         Director                        October 28, 1996
     -------------------
        Ira Polk


     /s/ Daniel E. Ragen  President (principal            October 28, 1996
     -------------------  executive officer)
     Daniel E. Ragen      and Director




     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)


HEINOLD ASSET             General Partner of              October 28, 1996
MANAGEMENT, INC.          Registrant


By /s/ Daniel E. Ragen
     Daniel E. Ragen
     President

THE FOUR SEASONS FUND
AND SUBSIDIARY
(AN ILLINOIS LIMITED
PARTNERSHIP)

Consolidated Financial Statements for the
Years Ended July 31, 1996, 1995 and 1994 and
Independent Auditors' Report



THE FOUR SEASONS FUND AND SUBSIDIARY
(AN ILLINOIS LIMITED PARTNERSHIP)

TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                                                              F-1

FINANCIAL STATEMENTS:

 Consolidated Statements of Financial Condition as of July 31, 1996 and 1995                              F-2

 Consolidated Statements of Operations for the Years Ended July 31, 1996, 1995
   and 1994                                                                                               F-3

 Consolidated Statements of Partners' Capital for the Years Ended July 31, 1996, 1995
   and 1994                                                                                               F-4

 Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994                   F-5

 Notes to Consolidated Financial Statements                                                               F-6 - F-9

INDEPENDENT AUDITORS' REPORT

To the General Partner and
Limited Partners of
The Four Seasons Fund:

We have audited the accompanying consolidated statements of financial condition of The Four Seasons Fund and Subsidiary (an Illinois Limited Partnership, the "Partnership") as of July 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Four Seasons Fund and Subsidiary as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP


September 6, 1996



THE FOUR SEASONS FUND AND SUBSIDIARY
(AN ILLINOIS LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JULY 31, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                           1996                 1995
EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
 Amount due from E.D. & F. Man International                                        $ 2,198,520      $   151,758
 United States Treasury securities, at cost plus accrued interest
  which approximates market value                                                             -        3,832,616
Net unrealized appreciation on open futures and forward contracts                       250,897           92,763
                                                                                    -----------      -----------
    Total equity in futures and forward trading accounts                              2,449,417        4,077,137

U.S. TREASURY STRIP NOTES - At market value (accreted cost:
 $12,918,710 and $13,239,104 in 1996 and 1995, respectively)                         13,620,157       14,357,411
                                                                                    -----------      -----------
TOTAL ASSETS                                                                        $16,069,574      $18,434,548
                                                                                    ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accrued brokerage commissions payable to
  E.D. & F. Man International                                                       $   $54,064      $    61,429
Other accrued expenses                                                                    7,182           10,818
                                                                                    -----------      -----------
     Total liabilities                                                                   61,246           72,247

GENERAL PARTNER'S INTEREST IN TRADING COMPANY                                            67,366           88,989

PARTNERS' CAPITAL:
 Limited Partners (units outstanding: 1996 - 8,743; 1995 - 10,001)                   15,742,895      $18,074,506
 General Partner (110 unit equivalents outstanding in 1996 and 1995)                    198,067          198,806
                                                                                    -----------      -----------
     Total partners' capital                                                         15,940,962       18,273,312
                                                                                    -----------      -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $16,069,574      $18,434,548
                                                                                    ===========      ===========
PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST:
 Net asset value                                                                    $  1,800.61      $  1,807.33
                                                                                    ===========      ===========
Redemption value                                                                    $  1,721.38      $  1,696.73
                                                                                    ===========      ===========



See notes to consolidated financial statements.


THE FOUR SEASONS FUND AND SUBSIDIARY
(AN ILLINOIS LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                  1996              1995             1994
REVENUES:
Net realized trading losses on closed
  futures contracts                                                  $(306,794)   $ (206,224)      $  (599,523)
Increase (decrease) in net unrealized appreciation on
  open futures and forward contracts                                   158,134      (326,267)         (845,801)
Interest income                                                        133,072       314,556           269,873
Accretion of U.S. Treasury Strip Notes                                 969,469     1,400,402         2,739,833
Gain (loss) on market value of U.S. Treasury
 Strip Notes                                                          (270,765)      829,359        (1,823,682)
Realized gain on sale of U.S. Treasury Strip Notes                           -        45,157            88,837
                                                                    ----------    -----------      ------------
      Total revenues                                                   683,116     2,056,983          (170,463)

EXPENSES:
 Brokerage commissions                                                 726,631     1,068,370         1,918,393
 Profit share allowable to joint venture trading advisor                19,306             -           (36,724)
 Other expenses                                                         83,898       155,159           324,678
                                                                    ----------    -----------      ------------
      Total expenses                                                   829,835     1,223,529         2,206,347
                                                                    ----------    -----------      ------------
INCOME (LOSS) BEFORE GENERAL PARTNER'S
 INTEREST IN TRADING COMPANY                                          (146,719)      833,454        (2,376,810)

GENERAL PARTNER'S INTEREST IN TRADING
 COMPANY OPERATING INCOME                                               21,622        24,054            50,618
                                                                    ----------    -----------      ------------
NET INCOME (LOSS)                                                    $(125,097)   $  857,508       $(2,326,192)
                                                                    ==========    ===========      ============
NET INCOME (LOSS) ALLOCATED TO:
 General Partner                                                         $(739)      $20,910          $(33,563)
 Limited Partners                                                     (124,358)      836,598        (2,292,629)
                                                                    ----------    -----------      ------------
NET INCOME (LOSS)                                                    $(125,097)   $  857,508       $(2,326,192)
                                                                    ==========    ===========      ============
AVERAGE INCREASE (DECREASE) IN NET
 ASSET VALUE FOR A UNIT OUTSTANDING
 THROUGHOUT EACH YEAR                                                $   (6.72)   $   195.09       $    (93.23)
                                                                    ==========    ===========      ============



See notes to consolidated financial statements.



THE FOUR SEASONS FUND AND SUBSIDIARY
(AN ILLINOIS LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED JULY 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        TOTAL
                                                                                      PARTNERS'
                                             LIMITED PARTNERS      GENERAL PARTNER     CAPITAL

BALANCE, JULY 31, 1993                              $ 42,582,166      $   613,969   $ 43,196,135

Redemption of 2,169 units of limited
 partnership interest                                 (3,532,024)               -     (3,532,024)
Net loss                                              (2,292,629)         (33,563)    (2,326,192)
                                                    -------------      -----------    ------------
BALANCE, JULY 31, 1994                                36,757,513          580,406     37,337,919

Redemption of 12,798 units of limited
 partnership interest and 250 of
 General Partner units                               (19,519,605)        (402,510)   (19,922,115)
Net income                                               836,598           20,910        857,508
                                                    -------------      -----------    ------------
BALANCE, JULY 31, 1995                                18,074,506          198,806     18,273,312

Redemption of 1,258 units of limited
 partnership interest                                 (2,207,253)               -     (2,207,253)
Net loss                                                (124,358)            (739)      (125,097)
                                                    -------------      -----------    ------------
BALANCE, JULY 31, 1996                               $15,742,895      $   198,067    $15,940,962
                                                    =============      ===========    ============


See notes to consolidated financial statements.



THE FOUR SEASONS FUND AND SUBSIDIARY
(AN ILLINOIS LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                 1996                1995             1994

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                                             $  (125,097)     $    857,508     $(2,326,192)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Decrease in equity in futures and
   forward trading accounts                                      1,627,720         3,314,797       4,559,005
 Accretion of U.S. Treasury Strip Notes                           (969,469)       (1,400,402)     (2,739,833)
 (Gain) loss on market value of U.S. Treasury
  Strip Notes                                                      270,765          (829,359)      1,823,682
 Gain on sale of U.S. Treasury Strip Notes                               -           (45,157)        (88,837)
 General Partner's interest in trading company
  operating results                                                (21,622)          (24,054)        (50,618)
 Decrease in liabilities                                           (11,001)          (81,000)       (406,952)
 Sale of U.S. Treasury Strip Notes                               1,435,957        31,527,180       2,761,769
 Purchase of U.S. Treasury Strip Notes                                   -       (13,397,398)              -
                                                               -----------      ------------  --------------
    Net cash provided by operating activities                    2,207,253        19,922,115       3,532,024

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Redemption of partnership units                                (2,207,253)      (19,922,115)     (3,532,024)
                                                               -----------      ------------  --------------
NET CHANGE IN CASH                                                       -                 -               -

CASH - Beginning of year                                                 -                 -               -
                                                               -----------      ------------  --------------
CASH - End of year                                             $         -     $           -  $            -
                                                               ===========     =============  ==============
See notes to consolidated financial statements.

THE FOUR SEASONS FUND AND SUBSIDIARY
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   ORGANIZATION OF THE PARTNERSHIP

   The Four Seasons Fund Limited Partnership (the "Partnership") was organized in February 1988, under the Illinois Revised Uniform Limited Partnership Act (the "Act"), for the purpose of engaging in speculative trading of primarily futures and forward contracts. The Partnership was initially capitalized on February 10, 1988. Trading activity began on March 1, 1989.

   Heinold Asset Management, Inc. ("HAMI"), a wholly owned subsidiary of Geldermann, Inc. ("Geldermann"), is the General Partner of the Partnership. On December 12, 1994, the parent of Geldermann, ConAgra, Inc., sold all of the common stock of Geldermann to E.D. & F. Man International ("Man"). As a result, Geldermann and HAMI are wholly owned by Man.

   Upon commencement of operations, approximately 80% of the Partnership's assets was invested in zero coupon U.S. Treasury Strip Notes ("Strip Notes") at a cost of $32,863,272, so as to yield $1,000 per unit, plus a 5% compound annual yield, approximately 5-1/2 years after commencement of operations. The remaining assets were invested in Geldermann Asset Allocation Management Limited Partnership (the "Trading Company"), a separate limited partnership of which the Partnership became the sole Limited Partner with an initial 99% interest. The General Partner of the Trading Company, HAMI, also contributed assets, resulting in an initial interest in the Trading Company of 1%. The U.S. Treasury Strip Notes referred to above matured on November 15, 1994 and approximately $29,231,000 of proceeds was received at the maturity date. In December of 1994, the Partnership purchased Strip Notes maturing on November 15, 2000 at a cost of $13,397,392. The new Strip Notes will provide a minimum 3% annual rate of return over a six-year term. The Trading Company entered into a joint venture with RXR, Inc. ("RXR") for purposes of engaging in speculative trading of futures, forward, and options on futures contracts. Under the terms of the contract, the Trading Company allocated its net assets to the joint venture and received joint venture units equal to the number of Trading Company partnership units outstanding at the date of the Agreement. Responsibility for managing the Partnership is vested solely in the General Partner. However, in accordance with the Limited Partnership Agreement, HAMI has delegated trading authority to RXR ("Trading Advisor") (Note 5).

   The Trading Company's funds held at Man, previously Geldermann, are in segregated accounts, as required by the Commodity Futures Trading Commission. These funds are used to meet minimum margin requirements for all of the Trading Company's open positions, as set by the exchange upon which each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

   The Trading Company has a brokerage contract with Man, previously Geldermann, which provides that Man will be paid an annual rate equal to 4.45% of the month-end net assets of the Partnership, as defined, plus related floor brokerage, NFA, exchange and clearing fees.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION - The consolidated financial statements include the accounts of the Partnership and a majority-owned joint venture which exists between the Trading Company and RXR. All significant intercompany accounts and transactions are eliminated in consolidation.

   REVENUE RECOGNITION - Futures and forward contracts are recorded on the trade date and are reflected in the accompanying consolidated Statements of Financial Condition at the difference between the original contract amount and the market value on the last business day of the reporting period. The difference between the original contract amount and the market value of futures and forward contracts is reflected as the change in net unrealized appreciation. Market values of futures contracts are based upon exchange settlement prices. Market values of forward contracts are based upon quoted rates provided by major financial institutions.

   OPERATING EXPENSES - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, floor brokerage, clearing, exchange and NFA fees, Trading Advisor's profit shares and periodic legal, auditing, tax return preparation and filing fees. The General Partner bears all other operating expenses.

   INCOME TAXES - No provision for federal income taxes has been made in the accompanying consolidated financial statements since the net income (loss) of the Partnership is not taxable as such but is includable in the income tax returns of the individual partners.

   RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform with current year presentation.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership trades both cash and derivative financial instruments. The Company's principal source of revenues by reporting category is as follows:



                                     CHANGE IN
                      REALIZED       UNREALIZED
                      TRADING       APPRECIATION
                   GAINS (LOSSES)  (DEPRECIATION)     TOTAL
Futures contracts       $(25,915)         $73,092       $47,177
Forward contracts       (211,852)          45,042     (166,810)
Option contracts         (69,027)          40,000      (29,027)
                   --------------  --------------  ------------
Total                  $(306,794)        $158,134    $(148,660)
                   ==============  ==============  ============

   The Partnership was organized to engage in speculative trading of a diversified portfolio of futures and forward contracts and commodity options. SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap or option contract or other financial instruments with similar characteristics such as caps, floors and collars. Generally these financial instruments represent future commitments to exchange interest payment streams or currencies, or to purchase or to sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instruments may have market and/or credit risk in excess of amounts recorded in the Statements of Financial Condition.

   MARKET RISK - Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of the amounts currently reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among financial instruments with off-balance sheet risk and between financial instruments with off-balance sheet risk and the Partnership's proprietary commodities, as well as the volatility and liquidity in the markets in which the financial instruments are traded.

   FAIR VALUE - The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in revenues derived from these transactions. The fair value of derivative financial instruments held or issued for trading purposes as of July 31, 1996 and the average monthly fair value of the instruments for the fiscal year ended July 31, 1996 are as follows:


                    FAIR VALUES AT YEAR-END      AVERAGE FAIR VALUES
                      ASSETS     LIABILITIES     ASSETS    LIABILITIES

Futures contracts      $383,493      $262,398    $333,386     $130,246
Forward contracts        89,802             -      13,181       53,485
Option contracts         40,000             -       3,333        8,175

4.   LIMITED PARTNERSHIP AGREEMENT

   The Limited Partnership Agreement (the "Agreement") provides for the following:

   Allocation of Profit and Loss for Partnership Accounting Purposes - The Limited Partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partner is liable for obligations of the Partnership in excess of his capital contribution and profits, if any, and such other amounts for which he may be liable pursuant to the Act.

   Distributions - Distributions (other than redemptions of units) are made on a prorata basis at the sole discretion of the General Partner in accordance with the respective capital accounts of the partners. The General Partner has made no distributions from the Partnership to date.

   Redemptions - A Limited Partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the end of any calendar quarter following 10 days' written request for redemption, subject to certain other conditions, as described in the Agreement. Redemption is at net asset value of the Partnership as of quarter-end, calculated by valuing the Partnership's investment in Strip Notes at the lower of accreted cost or market value.

   Dissolution - The Partnership will be dissolved on December 31, 2007, or upon the occurrence of certain future events, as specified in the Agreement.

5.   ADVISORY AGREEMENT

   Under the terms of the advisory agreement, RXR has the sole responsibility for determining futures, forward, and options trades. As compensation for these services, RXR receives an annual consulting fee from Man, previously Geldermann, of 1/2 of 1% of the Partnership's net assets, as defined in the Agreement. For the year ended July 31, 1996, this amount was $82,098. RXR also earns a quarterly profit share from the Partnership of 15% of "new trading profits," as defined in the Agreement, provided that the joint venture has taxable income in a calendar year. This profit share is retained by RXR even if "trading losses," as defined in the Agreement, occur in subsequent quarters; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Partnership.

                                     ******

   To the best of my knowledge and belief, the information in this statement is accurate and complete.


   Heinold Asset Management, Inc.

   (Pool Operator)

   /s/ Lee E. Meyer
   ----------------
       Lee E. Meyer

   Chief Financial Officer