Form 10-Q
period 1996-10-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1996-12-16
CIK 767682

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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
                              CONSOLIDATED
                   STATEMENTS OF FINANCIAL CONDITION


                                                            OCTOBER 31, 1996          JULY 31,
ASSETS                                                        (UNAUDITED)               1996
                                                            -----------------        -----------
EQUITY IN FUTURES TRADING ACCOUNTS:
  U.S. GOVERNMENT TREASURY SECURITIES, AT COST PLUS
   ACCRUED INTEREST WHICH APPROXIMATES MARKET                $         0             $         0
  NET UNREALIZED APPRECIATION ON OPEN FUTURES
    CONTRACTS                                                    660,357                 250,897
  AMOUNT DUE FROM (TO) BROKER                                  2,000,737               2,198,520
                                                              ----------              ----------
                                                               2,661,094               2,449,417

U.S. TREASURY STRIP NOTES, AT MARKET VALUE                    13,874,176              13,620,157
                                                              ----------              ----------
                                                             $16,535,270             $16,069,574
                                                              ==========              ==========
LIABILITIES:
  ACCRUED BROKERAGE COMMISSIONS PAYABLE                      $    54,862             $    54,064
  OTHER ACCRUED EXPENSES                                          10,653                   7,182
  ACCRUED PROFIT SHARE                                                 0                       0
                                                              ----------              ----------
        TOTAL LIABILITIES                                         65,515                  61,246
                                                              ----------              ----------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                     76,517                  67,366
                                                              ----------              ----------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
    OUTSTANDING AT OCTOBER 31, 1996 AND
    JULY 31, 1996 RESPECTIVELY                                   208,422                 198,067
  LIMITED PARTNERS, 8,542 AND 8,743 UNIT
   EQUIVALENTS OUTSTANDING AT OCTOBER 31, 1996
   AND JULY 31, 1996 RESPECTIVELY                             16,184,816              15,742,895
                                                              ----------              ----------
         TOTAL PARTNERS' CAPITAL                              16,393,238              15,940,962
                                                              ----------              ----------
                                                             $16,535,270             $16,069,574
                                                              ==========              ==========
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                       $  1,894.74             $  1,800.61
                                                              ==========              ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THE FINANCIAL STATEMENTS.

                           FOUR SEASONS FUND
                   (An Illinois Limited Partnership)
                              CONSOLIDATED
                    STATEMENTS OF PARTNERS' CAPITAL

        FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 (UNAUDITED)

                                                      LIMITED      GENERAL
                                                      PARTNERS     PARTNERS      TOTAL
                                                    -----------    --------    -----------
FUND EQUITY AT JULY 31, 1996                        $15,742,895    $198,067    $15,940,962
  (8,743 LIMITED PARTNERSHIP UNITS)

ADD (DEDUCT):

    REDEMPTION 0F 201 LIMITED
      PARTNERSHIP UNITS                                (359,321)                  (359,321)

    NET INCOME (LOSS)                                   801,242      10,355        811,597
                                                    -----------    --------    -----------
FUND EQUITY AT OCTOBER 31, 1996                     $16,184,816    $208,422    $16,393,238
(8,542 LIMITED PARTNERSHIP UNITS)                   ===========    ========    ===========

NET ASSET VALUE PER UNIT AT
  OCTOBER 31, 1996:                                                              $1,894.74
                                                                                 =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)



   REVENUES:                                                    1996               1995
                                                          ----------------    ---------------

     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES CONTRACTS                                  $        72,194     $      (67,402)
     INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES CONTRACTS                                  409,459            134,500
     INTEREST INCOME                                               23,475             38,746
     ACCRETION OF U.S TREASURY STRIP NOTES                        244,945            250,185
     GAIN (LOSS) ON MARKET VALUE OF U.S
         TREASURY STRIP NOTES                                     251,407            269,171
                                                          ----------------    ---------------
                                                                1,001,480            625,200
                                                          ----------------    ---------------

   EXPENSES:
     BROKERAGE COMMISSIONS                                        173,233            212,662
     PROFIT SHARE ALLOCABLE TO JOINT VENTURE
      TRADING ADVISOR                                                   0                  0
     OTHER ADMINISTRATIVE EXPENSES                                  7,500              7,500
                                                          ----------------    ---------------
                                                                  180,733            220,162
                                                          ----------------    ---------------
    INCOME BEFORE GENERAL PARTNER'S INTEREST
        IN TRADING COMPANY                                        820,747            405,038
    GENERAL PARTNER'S INTEREST IN TRADING COMPANY
        OPERATING (INCOME) LOSS                                    (9,150)             2,569
                                                          ----------------    ---------------
           NET INCOME (LOSS)                              $       811,597     $      407,607
                                                          ================    ===============


   NET GAIN (LOSS) ALLOCATED TO
     GENERAL PARTNER                                      $        10,355     $        4,858
                                                          ================    ===============
   NET GAIN (LOSS) ALLOCATED TO
     LIMITED PARTNERS                                     $       801,242     $      402,749
                                                          ================    ===============
   NET INCOME (LOSS) PER UNIT OF
     PARTNERSHIP INTEREST (FOR A UNIT
     OUTSTANDING THROUGHOUT EACH PERIOD)                  $         94.13     $        44.16
                                                          ================    ===============



                            THE ACCOMPANYING NOTES ARE AN INTEGRAL
                              PART OF THE FINANCIAL STATEMENTS.
                                            -4-

                           FOUR SEASONS FUND
                   (An Illinois Limited Partnership)

                              CONSOLIDATED
                        STATEMENT OF CASH FLOWS

    FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)

                                                            1996          1995
                                                         ----------     ---------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                      $  811,597     $ 407,607
  INCREASE IN OTHER LIABILITIES                              13,420
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES          (465,696)      180,026
                                                         ----------     ---------
                                                            359,321       587,633
                                                         ----------     ---------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                   359,321       584,427
  REDEMPTION OF GENERAL PARTNERSHIP UNITS
  INCREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS                                               0             0
  DECREASE IN OTHER LIABILITIES                                   0         3,206
                                                         ----------     ---------
                                                            359,321       587,633


CHANGE IN CASH BALANCE                                   $        0     $       0
                                                         ----------     ---------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL
                    PART OF THE FINANCIAL STATEMENTS

                             THE FOUR SEASONS FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1996, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of October 31, 1996 has been derived from the audited financial statements as of July 31, 1996. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             THE FOUR SEASONS FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2, Management's Discussion and Analysis of Financial Condition and Operating Results for the three months ended October 31, 1996.

                            October 31, 1996   July 31, 1996

Ending Equity  (Note A)       $16,393,238        $15,940,962


NOTE A:

     Ending equity at October 31, 1996 is higher than ending equity at July 31, 1996 due to profitable trading.

                          Three months ended       Three months ended
                           October 31, 1996         October 31, 1995

Net realized trading gains
(losses) on closed futures
contracts (Note B)            $72,194               $(67,402)


NOTE B:

     Net realized trading gains (losses) on closed futures contracts for the three months ended October 31, 1996 is higher than net realized trading gains (losses) on closed futures contracts for the three months ended October 31, 1995 due to more profitable trading during the period.

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

                             THE FOUR SEASONS FUND
                                  (Registrant)


                               By  Heinold Asset Management, Inc.
                                   (General Partner)



                               By
                                   Lee E. Meyer
                                   Chief Financial Officer