Form 10-Q
period 1997-01-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1997-03-07
CIK 767682

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

60605
(Zip Code)

(312) 663-7500
(Registrant's telephone number, including area code)

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

                        PART 1. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                       STATEMENTS OF FINANCIAL CONDITION


                                                       JANUARY 31, 1997      JULY 31,
   ASSETS                                                (UNAUDITED)           1996
                                                       ---------------    ---------------
    EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
     U.S. TREASURY SECURITIES, AT COST PLUS ACCRUED
      INTEREST WHICH APPROXIMATES MARKET VALUE        $         9,100    $             0
     NET UNREALIZED APPRECIATION ON OPEN
        FUTURES AND FORWARD CONTRACTS                         496,552            250,897
     AMOUNT DUE FROM (TO) BROKER                            2,237,755          2,198,520
                                                       ---------------    ---------------
                                                            2,743,407          2,449,417


    U.S TREASURY STRIP NOTES, AT MARKET VALUE              13,805,565         13,620,157
                                                       ---------------    ---------------
                   TOTAL ASSETS                       $    16,548,972    $    16,069,574
                                                       ===============    ===============
   LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES:
     ACCRUED BROKERAGE COMMISSIONS PAYABLE            $        50,827    $        54,064
     OTHER ACCRUED EXPENSES                                     4,999              7,182
     ACCRUED PROFIT SHARE                                           0                  0
                                                       ---------------    ---------------
                 TOTAL LIABILITIES                             55,826             61,246
                                                       ---------------    ---------------
   GENERAL PARTNER'S INTEREST IN TRADING COMPANY               81,792             67,366
                                                       ---------------    ---------------

   PARTNERS' CAPITAL:
     GENERAL PARTNER, 110 UNIT EQUIVALENTS
      OUTSTANDING AT JANUARY 31, 1997 AND JULY 31, 1996       212,724            198,067
     LIMITED PARTNERS, 8,376 AND 8,743 UNITS
      OUTSTANDING AT JANUARY 31, 1997
      AND JULY 31, 1996, RESPECTIVELY                      16,198,630         15,742,895
                                                       ---------------    ---------------
              TOTAL PARTNERS' CAPITAL                      16,411,354         15,940,962
                                                       ---------------    ---------------
                                                      $    16,548,972    $    16,069,574
                                                       ===============    ===============

   PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST:
     NET ASSET VALUE                                  $      1,933.85    $      1,800.61
                                                       ===============    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE SIX MONTHS ENDED JANUARY 31, 1997 (UNAUDITED)



                                            LIMITED          GENERAL
                                            PARTNERS         PARTNERS           TOTAL
                                         --------------   --------------   --------------
   FUND EQUITY AT JULY 31, 1996         $   15,742,895   $      198,067   $   15,940,962
   (8,743 LIMITED PARTNERSHIP UNITS)


   ADD (DEDUCT):


     REDEMPTION 0F 367 LIMITED
       PARTNERSHIP UNITS                      (664,185)                         (664,185)


     NET INCOME (LOSS)                       1,119,920           14,657        1,134,577
                                         --------------   --------------   --------------
   FUND EQUITY AT JANUARY 31, 1997      $   16,198,630   $      212,724   $   16,411,354
   (8,376 LIMITED PARTNERSHIP UNITS)     ==============   ==============   ==============





   NET ASSET VALUE PER UNIT AT
       JANUARY 31, 1997:                                                  $     1,933.85
                                                                           ==============








                            THE ACCOMPANYING NOTES ARE AN INTEGRAL
                               PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

        FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)


   REVENUES:                                                1997               1996
                                                       ---------------    ---------------
    NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES CONTRACTS                              $       582,188    $       364,498
    INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                  245,656            501,348
    INTEREST INCOME                                            53,140             85,177
    ACCRETION OF U.S TREASURY STRIP NOTES                     498,783            493,511
    GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
       STRIP NOTES                                            130,511            626,157
                                                       ---------------    ---------------
                  TOTAL REVENUES                            1,510,278          2,070,691


   EXPENSES:
     BROKERAGE COMMISSIONS                                    339,777            414,300
     PROFIT SHARE ALLOWABLE TO JOINT VENTURE
      TRADING ADVISOR                                               0             22,620
     OTHER EXPENSES                                            21,500             18,000
                                                       ---------------    ---------------
                  TOTAL EXPENSES                              361,277            454,920
                                                       ---------------    ---------------
   INCOME (LOSS) BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                     1,149,001          1,615,771

   GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING INCOME (LOSS)                                  (14,424)           (11,723)
                                                       ---------------    ---------------
                 NET INCOME (LOSS)                    $     1,134,577    $     1,604,048
                                                       ===============    ===============

   NET INCOME (LOSS) ALLOCATED TO:
     GENERAL PARTNER                                  $        14,657    $        18,799
                                                       ===============    ===============
   NET INCOME (LOSS) ALLOCATED TO:
     LIMITED PARTNERS                                 $     1,119,920    $     1,585,249
                                                       ===============    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
     UNIT OUTSTANDING THROUGHOUT EACH PERIOD          $        133.24    $        170.89
                                                       ===============    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)


  REVENUES:                                                1997               1996
                                                      ---------------    ---------------
   NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
      FUTURES CONTRACTS                              $       509,994    $       431,900
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
      ON OPEN FUTURES CONTRACTS                             (163,803)           366,848
   INTEREST INCOME                                            29,665             46,431
   ACCRETION OF U.S TREASURY STRIP NOTES                     253,838            243,326
   GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
      STRIP NOTES                                           (120,896)           356,986
                                                      ---------------    ---------------
                                                             508,798          1,445,491
                                                      ---------------    ---------------

  EXPENSES:
    BROKERAGE COMMISSIONS                                    166,544            201,638
    PROFIT SHARE ALLOCATION TO JOINT VENTURE
     TRADING ADVISOR                                               0             22,620
    OTHER ADMINISTRATIVE EXPENSES                             14,000             10,500
                                                      ---------------    ---------------
                                                             180,544            234,758
                                                      ---------------    ---------------
  INCOME (LOSS) BEFORE GENERAL PARTNER'S INTEREST
    IN TRADING COMPANY                                       328,254          1,210,733

  GENERAL PARTNER'S INTEREST IN TRADING COMPANY
    OPERATING INCOME (LOSS)                                   (5,274)           (14,292)
                                                      ---------------    ---------------
          NET INCOME (LOSS)                          $       322,980    $     1,196,441
                                                      ===============    ===============

  NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                  $         4,302    $        13,941
                                                      ===============    ===============
  NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                 $       318,678    $     1,182,500
                                                      ===============    ===============

  INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD          $         39.11    $        126.73
                                                      ===============    ===============





                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)




                                                       1997              1996
                                                  ---------------   ---------------
   FUNDS PROVIDED BY:
     NET INCOME (LOSS)                           $     1,134,577   $     1,604,048
     INCREASE IN OTHER LIABILITIES
     DECREASE IN EQUITY IN COMMODITY FUTURES
      TRADING ACCOUNTS                                  (479,398)         (528,238)
                                                  ---------------   ---------------
   TOTAL FUNDS PROVIDED                                  655,179         1,075,810
                                                  ---------------   ---------------




   FUNDS APPLIED TO:
     REDEMPTION OF LIMITED PARTNERSHIP UNITS             664,185         1,081,539
     REDEMPTION OF GENERAL PARTNERSHIP UNITS                   0                 0
     INCREASE IN EQUITY IN COMMODITY FUTURES
      TRADING ACCOUNTS
     DECREASE IN OTHER LIABILITIES                        (9,006)           (5,729)
                                                  ---------------   ---------------
                                                         655,179         1,075,810





   CHANGE IN CASH BALANCE                        $             0   $             0
                                                  ---------------   ---------------



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

                             THE FOUR SEASONS FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1996, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1997 has been derived from the audited financial statements as of July 31, 1996. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             THE FOUR SEASONS FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the six months ended January 31, 1997.

                            January 31, 1997   July 31, 1996
Ending Equity  (Note A)       $16,411,354       $15,940,962

NOTE A:

     Ending equity at January 31, 1997 is higher than ending equity at July 31, 1996 due to profitable trading.

                            Six months ended     Six months ended
                            January 31, 1997     January 31, 1996
Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note B)            $245,656            $501,348

NOTE B:

     Change in net unrealized trading gains (losses) on open futures and forward contracts for the six months ended January 31, 1997 is lower than change in net unrealized trading gains (losses) on open futures contracts for the six months ended January 31, 1996 due to less profitable trading during the period.

                        Three months ended  Three months ended
                         January 31, 1997    January 31, 1996
Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note C)          $(163,803)          $366,848

NOTE C:

         Change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended January 31, 1997 is lower than change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended January 31, 1996 due to less profitable trading during the period.

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