Form 10-Q
period 1997-04-30
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1997-05-27
CIK 767682

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________
Commission file number 0-17590


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
                                 CONSOLIDATED
                      STATEMENTS OF FINANCIAL CONDITION

                                                       APRIL 30, 1997       JULY 31,
ASSETS                                                  (UNAUDITED)          1996
                                                        -----------       -----------
 EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
  U.S. TREASURY SECURITIES, AT COST PLUS ACCRUED
   INTEREST WHICH APPROXIMATES MARKET VALUE             $         0       $         0
  NET UNREALIZED APPRECIATION ON OPEN
     FUTURES AND FORWARD CONTRACTS                           (2,675)          250,897
  AMOUNT DUE FROM (TO) BROKER                             2,264,606         2,198,520
                                                        -----------       -----------
                                                          2,261,930         2,449,417

 U.S TREASURY STRIP NOTES, AT MARKET VALUE               13,340,089        13,620,157
                                                        -----------       -----------
             TOTAL ASSETS                               $15,602,020       $16,069,574
                                                        ===========       ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  ACCRUED BROKERAGE COMMISSIONS PAYABLE                 $    48,313       $    54,064
  OTHER ACCRUED EXPENSES                                     10,800             7,182
  ACCRUED PROFIT SHARE                                            0                 0
                                                        -----------       -----------
           TOTAL LIABILITIES                                 59,113            61,246
                                                        -----------       -----------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                75,543            67,366
                                                        -----------       -----------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
   OUTSTANDING AT APRIL 30, 1997 AND JULY 31, 1996          211,043           198,067
  LIMITED PARTNERS, 7,952 AND 8,743 UNITS
   OUTSTANDING AT APRIL 30, 1997
   AND JULY 31, 1996, RESPECTIVELY                       15,256,322        15,742,895
                                                        -----------       -----------
        TOTAL PARTNERS' CAPITAL                          15,467,364        15,940,962
                                                        -----------       -----------
                                                        $15,602,020       $16,069,574
                                                        ===========       ===========
PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST:
  NET ASSET VALUE                                       $  1,918.57       $  1,800.61
                                                        ===========       ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                       STATEMENTS OF PARTNERS' CAPITAL

             FOR THE NINE MONTHS ENDED APRIL 30, 1997 (UNAUDITED)

                                       LIMITED       GENERAL
                                       PARTNERS     PARTNERS           TOTAL
                                    -----------     --------     -----------
FUND EQUITY AT JULY 31, 1996        $15,742,895     $198,067     $15,940,962
(8,743 LIMITED PARTNERSHIP UNITS)


ADD (DEDUCT):


  REDEMPTION 0F 791 LIMITED
    PARTNERSHIP UNITS                (1,453,657)                  (1,453,657)

  NET INCOME (LOSS)                     967,083       12,976         980,058
                                    -----------     --------     -----------
FUND EQUITY AT APRIL 30, 1997       $15,256,322     $211,043     $15,467,364
(7,952 LIMITED PARTNERSHIP UNITS)   ===========     ========     ===========




NET ASSET VALUE PER UNIT AT
    APRIL 30, 1997:                                               $ 1,918.57
                                                                  ==========







                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

        FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)

REVENUES:                                               1997           1996
                                                     ----------     ---------
 NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                $1,029,408     $ 115,739
 INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS              (253,572)     (104,772)
 INTEREST INCOME                                         81,997       107,487
 ACCRETION OF U.S TREASURY STRIP NOTES                  751,555       734,200
 GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
    STRIP NOTES                                         (77,703)     (195,232)
                                                     ----------     ---------
            TOTAL REVENUES                            1,531,685       657,422


EXPENSES:
  BROKERAGE COMMISSIONS                                 500,951       598,283
  PROFIT SHARE ALLOWABLE TO JOINT VENTURE
   TRADING ADVISOR                                            0        19,306
  OTHER EXPENSES                                         42,500        27,600
                                                     ----------     ---------
            TOTAL EXPENSES                              543,451       645,189
                                                     ----------     ---------
INCOME (LOSS) BEFORE GENERAL PARTNER'S INTEREST
  IN TRADING COMPANY                                    988,233        12,233

GENERAL PARTNER'S INTEREST IN TRADING COMPANY
  OPERATING INCOME (LOSS)                                (8,175)       13,244
                                                     ----------     ---------
           NET INCOME (LOSS)                         $  980,058     $  25,477
                                                     ==========     =========

NET INCOME (LOSS) ALLOCATED TO:
  GENERAL PARTNER                                    $   12,976     $   1,037
                                                     ==========     =========
NET INCOME (LOSS) ALLOCATED TO:
  LIMITED PARTNERS                                   $  967,083     $  24,440
                                                     ==========     =========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
  UNIT OUTSTANDING THROUGHOUT EACH PERIOD            $   117.96     $    9.43
                                                     ==========     =========



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -4-

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)

REVENUES:                                               1997           1996
                                                     ---------    -----------
 NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                $ 447,220    $  (248,759)
 INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                         (499,228)      (606,120)
 INTEREST INCOME                                        28,857         22,310
 ACCRETION OF U.S TREASURY STRIP NOTES                 252,772        240,689
 GAIN (LOSS) ON MARKET VALUE OF U.S. TREASURY
    STRIP NOTES                                       (208,214)      (821,389)
                                                     ---------    -----------
                                                        21,407     (1,413,269)
                                                     ---------    -----------

EXPENSES:
  BROKERAGE COMMISSIONS                                161,174        183,983
  PROFIT SHARE ALLOCATION TO JOINT VENTURE
   TRADING ADVISOR                                           0         (3,314)
  OTHER ADMINISTRATIVE EXPENSES                         21,000          9,600
                                                     ---------    -----------
                                                       182,174        190,269
                                                     ---------    -----------
INCOME (LOSS) BEFORE GENERAL PARTNER'S INTEREST
  IN TRADING COMPANY                                  (160,768)    (1,603,538)

GENERAL PARTNER'S INTEREST IN TRADING COMPANY
  OPERATING INCOME (LOSS)                                6,249         24,967
                                                     ---------    -----------
        NET INCOME (LOSS)                            $(154,519)    (1,578,571)
                                                     =========    ===========

NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                    $  (1,681)       (17,762)
                                                     =========    ===========
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                   $(157,878)    (1,560,809)
                                                     =========    ===========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
  UNIT OUTSTANDING THROUGHOUT EACH PERIOD            $  (15.28)       (161.46)
                                                     =========    ===========



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)

                                                 1997          1996
                                              ----------    ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                           $  980,059    $   25,477
  INCREASE IN OTHER LIABILITIES                                (29,252)
  DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS                              467,554     1,949,543
                                              ----------    ----------
TOTAL FUNDS PROVIDED                           1,447,613     1,945,768
                                              ----------    ----------




FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS      1,453,657     1,945,768
  REDEMPTION OF GENERAL PARTNERSHIP UNITS              0             0
  INCREASE IN EQUITY IN COMMODITY FUTURES              0
   TRADING ACCOUNTS
  DECREASE IN OTHER LIABILITIES                   (6,043)            0
                                              ----------    ----------
                                               1,447,613     1,945,768




CHANGE IN CASH BALANCE                        $        0    $        0
                                              ----------    ----------





                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS
                                      -6-

                            THE FOUR SEASONS FUND

                      (An Illinois Limited Partnership)


                   NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1996, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1997 has been derived from the audited financial statements as of July 31, 1996. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

THE FOUR SEASONS FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS


ITEM 2, Management's Discussion and Analysis of Financial Condition and Operating results for the nine months ended April 30, 1997.


                               30-Apr-97                   July 31, 1996

Ending Equity(Note A)          15,467,364                  15,940,962

Ending equity at April 30,1997 is lower than ending equity at July 31, 1996 due to redemption of limited partnership units.



                              NINE MONTHS                 NINE MONTHS
                              ENDED 4/30/97               ENDED 4/30/96

Net realized trading gains
on closed futures and forward
contracts (Note B)              1,029,408                     115,739

Net realized trading gains on closed futures and forward contracts for the quarter ended 4/30/97 is higher than net realized trading gains on closed futures and forward contracts for the quarter ended 4/30/96 due to more profitable trading during the period.



                              THREE MONTHS                THREE MONTHS
                              ENDED 4/30/97               ENDED 4/30/96

Net realized trading gains
on closed futures and forward
contracts (Note C)                447,220                    (248,759)

Net realized trading gains on closed futures and forward contracts for the quarter ended 4/30/97 is higher than net realized trading gains on closed futures and forward contracts for the quarter ended 4/30/96 due to more profitable trading during the period.

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