Form 10-K
period 1997-07-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1997-10-29
CIK 767682

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K


      [X]         Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year Ended:  July 31, 1997

                                     OR

      [ ]         Transition Report Pursuant to Section 13
      or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission File Number:  0-17590

                  THE FOUR SEASONS FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                    Illinois                      36-3586810
             -------------------------------  --------------------
             (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)    Identification No.)



                       c/o HEINOLD ASSET MANAGEMENT, INC.
                               440 South LaSalle
                                 20th Floor
                          Chicago, Illinois  60605
                       -------------------------------
                  (Address of principal executive offices)

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

      Yes   X        No
          ------        ------

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

     Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to the Partnership's Limited Partnership Agreement and the Partnership's customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $410,620, which, after the redemptions set forth below, was worth $236,820 as of July 31, 1997. On October 1, 1991 and March 31, 1995, the General Partner redeemed 59 Units and 250 Units for $73,625 and $402,510, respectively.

     RXR, Inc., a New York corporation (the "Trading Advisor"), is the Partnership's Trading Advisor. RXR is not an affiliate of the Partnership or of the General Partner.

     The Trading Advisor directs the Partnership's futures and options trading in stock index, bond and managed futures and short-term interest rate instruments and forward trading, pursuant to a Joint Venture Agreement with the Partnership's Trading Company. The Trading Advisor receives a quarterly profit share from the Partnership of 15% of New Trading Profits provided that the joint venture has taxable income in a calendar year. This profit share is retained by the Trading Advisor even if trading losses occur in subsequent quarters; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Partnership. As of July 31, 1997, there were no such carry-forward losses. Reference is made to Note (5) of the Financial Statements. In addition, the Trading Advisor receives a monthly consulting fee paid by the Commodity Broker of 0.0417 of 1% (0.5% per annum) of the Partnership's month-end Net Assets.
New Trading Profits and Net Assets are each determined pursuant to formulas set forth in the Joint Venture Agreement between the Partnership's Trading Company and the Trading Advisor and the Consulting Agreement between the Commodity Broker and the Trading Advisor.

     At the commencement of trading, the Partnership's assets were deposited in the following proportions: approximately 20% with the Partnership's Trading Company and approximately 80% which the General Partner, on the Partnership's behalf, invested in zero-coupon United States Treasury strip notes as the Partnership's guaranteed yield pool.

     The Trading Company has a brokerage contract with the Commodity Broker, which provides that the Commodity Broker will be paid a rate of 4.00% of Net Assets per annum, plus floor brokerage, National Futures Association, exchange and clearing fees. This rate was reduced from 4.75% to 4.45% on December 1, 1995 and further reduced to 4.00% on December 1, 1996.

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

     (b) Financial information about industry segments

     The Partnership's business constitutes only one segment, speculative trading of forward contracts and futures and options on futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the five fiscal years ended July 31, 1997 are set forth under "Item
6. Selected Financial Data."

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




Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.



                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

        (a) Market Information. There is no trading market for the Units, and none is likely to develop. They are transferable only after written notice has been given to and approved by the General

Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and then only in whole Units, at the Net Asset Value per Unit calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. The Net Asset Value is calculated by valuing the Partnership's investment in U.S. Treasury Strip Notes at the lower of accreted costs or market value. Units redeemed on or prior to the end of the fourth and after the end of the fourth but on or prior to the end of the eighth full calendar quarter of the Partnership's operations were subject to a 4% and 3% redemption charge, respectfully. This charge was paid to the General Partner. Requests for redemption must be received by the General Partner ten days before the redemption date. During the period August 1, 1990 through March 1991 (the last quarter during which redemption penalties were charged) there were redemption charges of $83,805 paid to the General Partner.

     (b)  Holders.  As of July 31, 1997, there were 360 holders of Units.

     (c) Dividends. No distributions or dividends have been made on the Units, and the General Partner presently has no intention to make any.

Item 6. Selected Financial Data

     The following is a summary of operations and total assets of the Partnership for the five fiscal years ended July 31, 1997.



                                    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                       Ended          Ended          Ended          Ended          Ended
                                    July 31, 1997  July 31, 1996  July 31, 1995  July 31, 1994  July 31, 1993
                                    -------------  -------------  -------------  -------------  -------------

Revenues:
Gain (loss) in trading of
  futures and
  forward contracts                 $2,428,543        $(148,660)     $(532,491)     $(1,445,324)    $4,517,519
Interest income                        104,045          133,072        314,556          269,873        311,376
Accretion of U.S. Treasury
  Strip Notes                          989,940          969,469      1,400,402        2,739,833      2,766,454
Net realized and unrealized
 gain (loss) on U.S. Treasury
 Strip Notes                           182,440         (270,765)       829,359       (1,823,682)    (1,199,683)
Realized gain on sale of
  U.S. Treasury Strip Notes                  0                0         45,157           88,837        371,154
                                  ------------     ------------   ------------     ------------   ------------
Total revenue                        3,704,968          683,116      2,056,983         (170,463)     6,766,820

Expenses:
Brokerage commissions                  661,043          726,631      1,068,370        1,918,393      1,961,745
Profit Share to Trading
  Advisor                               99,843           19,306              0          (36,724)       391,253
Other                                   54,501           83,898        155,159          324,678        278,722
                                  ------------     ------------   ------------     ------------   ------------
  Total expenses                       815,387          829,835      1,223,529        2,206,347      2,631,720
                                  ------------     ------------   ------------     ------------   ------------

Net income (loss) before
  minority interest                  2,889,581         (146,719)       833,454       (2,376,810)     4,135,100
Minority interest                      (57,975)          21,622         24,054           50,618        (30,344)
                                  ------------     ------------   ------------     ------------   ------------

Net income (loss)                   $2,831,606        $(125,907)      $857,508      $(2,326,192)    $4,104,756
                                 =============    =============  =============    =============  =============
Net income (loss) allocated to:
  General Partner                      $38,753            $(739)       $20,910         $(33,563)       $59,877
                                 =============    =============  =============    =============  =============
  Limited Partners                  $2,792,853        $(124,358)      $836,598      $(2,292,629)    $4,044,879
                                 =============    =============  =============    =============  =============

Net income (loss) for a
  Unit of Partnership Interest
  (for a Unit outstanding
  throughout each year):
  General Partner                  $   $352.30           $(6.72)       $195.09          $(93.23)       $166.33
                                 =============    =============  =============    =============  =============
  Limited Partners                     $352.30           $(6.72)       $195.09          $(93.23)
                                 =============    =============  =============    =============  =============

Total assets                        17,270,133      $16,069,074    $18,434,548      $37,604,209    $43,919,995
                                 =============    =============  =============    =============  =============





 Item 7. Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Results of Operations

     The significant components of revenue generated by the Partnership include: any net realized trading gains on closed futures and forward contracts, any change in net unrealized appreciation/depreciation on open futures and forward contracts, interest income earned on U.S. Treasury securities, accretion of U.S. Treasury Strip Notes, any unrealized gain on market value of U.S. Treasury Strip Notes and any realized gain on sale of U.S. Treasury Strip Notes. Partnership expenses include brokerage commissions, profit shares and other administrative expenses.

     Operating results show a profit for the fiscal year ended July 31, 1997, a loss for the fiscal year ended July 31, 1996 and a profit for the fiscal year ended July 31, 1995.

     The Net Asset Value per Unit on a redemption value basis as of July 31, 1997 and July 31, 1996 was $2,048.19 and $1,721.38, respectively.

     The Partnership realized a profit for the fiscal year ended July 31, 1997. Profitable trading occurred in long U.S. dollar positions against the Swiss franc, German mark, Japanese yen, and the New Zealand dollar. Profitable trading also occurred from long positions in U.S. equity and fixed income markets. These positions were profitable due to declining interest rates and subdued inflation. The Partnership incurred some losses in agricultural, sugar and cotton positions, however, such losses did not offset trading gains. As of October 31, 1996, January 31, 1997, April 30,
1997 and July 31, 1997, the Net Asset Value per Unit on a redemption value basis was $1,786.69, $1,838.66, $1,847.70 and $2,048.19, respectively.

     The Partnership showed slight overall trading losses for the fiscal year ended July 31, 1996. The Partnership experienced profitable trading in short U.S. and foreign financial positions which occurred due to an increase in U.S. interest rates. Profitable positions were also held in the agricultural and currency markets. The Fund's profitable trading, however, was offset by unprofitable short positions held in currencies, primarily in the third quarter. Additional losses were incurred in the financial and precious metals markets. As of October 31, 1995, January 31, 1996, April 30, 1996 and July 31, 1996, the Net Asset Value per Unit on a redemption value basis was $1,713.35, $1,802.86, $1,727.99 and $1,721.38, respectively.

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




Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Financial statements are listed on page F-1 of this report.

     The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Partnership filed a Form 8-K on January 17, 1997, indicating a change in accountants for the fiscal year ended July 31, 1997. Such Form 8-K is herein incorporated by reference. A report from Deloitte & Touche LLP dated
September 6, 1997, is filed as part of the financial statements to this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security ownership of certain beneficial owners

     The Echlin Inc. Pension Trust owned 2,047.53 Units of Limited Partnership Interest in the Partnership valued at $4,193,730.47 as of July 31, 1997, 25.97% of the Partnership's total equity.

     (b) Security ownership of management

     Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over the Partnership's futures and options on futures contract trading. The General Partner owned 110 Unit-equivalents valued at $236,820 as of July 31, 1997, 1.40% of the Partnership's total equity.

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

     (b) Reports on Form 8-K

     The Partnership did not file any reports on Form 8-K during the quarter ended July 31, 1997.

     (27)  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 29th day of October, 1997.

                                     THE FOUR SEASONS FUND LIMITED
                                      PARTNERSHIP

                                     By HEINOLD ASSET MANAGEMENT, INC.
                                        General Partner

                                     By /s/ Thomas M. Harte
                                        -------------------
                                        Thomas M. Harte
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.


                           Title with
Signature                  General Partner                 Date
--------------------  ------------------------------  ----------------

/s/ Thomas M. Harte      President (chief operating        October 29, 1997
--------------------     officer) and Director
Thomas M. Harte


/s/ Lee E. Meyer         Chief Financial Officer           October 29, 1997
--------------------     (principal accounting officer)
Lee E. Meyer


/s/ Mary T. Bergonia     Director                          October 29, 1997
--------------------
Mary T. Bergonia


/s/ Gary M. Rindner      Director                          October 29, 1997
--------------------
Gary M. Rindner


/s/ Ira Polk             Director                          October 29, 1997
--------------------
Ira Polk




     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)



HEINOLD ASSET        General Partner of            October 29, 1997
MANAGEMENT, INC.     Registrant


By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President

                        Combined Financial Statements

                  The Four Seasons Fund Limited Partnership
                      (An Illinois Limited Partnership)

                  Years ended July 31, 1997, 1996, and 1995
                     with Report of Independent Auditors

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

                        Combined Financial Statements

                  Years ended July 31, 1997, 1996, and 1995




                                    CONTENTS


Report of Independent Auditors............................1

Combined Financial Statements

Combined Statements of Financial Condition................2
Combined Statements of Operations.........................3
Combined Statements of Changes in Partners' Equity........4
Combined Statements of Cash Flows.........................5
Notes to Combined Financial Statements....................6



                        [ERNST & YOUNG LLP LETTERHEAD]

                        Report of Independent Auditors


The Partners
The Four Seasons Limited Partnership

We have audited the accompanying combined statement of financial condition of The Four Seasons Limited Partnership and E.D. & F. Man Asset Allocation Limited Partnership, collectively, the Fund, as of July 31, 1997, and the related combined statements of operations, changes in partners' equity, and cash flows for the year then ended. These combined financial statements are the responsibility of the Fund's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit. The combined financial statements of the Fund at July 31, 1996 and for the two years then ended were audited by other auditors whose report dated September 6, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Fund at July 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Chicago, Illinois                      /s/Ernst & Young LLP
September 8, 1997                      --------------------------

INDEPENDENT AUDITORS' REPORT


To the General Partner and
Limited Partners of
The Four Seasons Fund:

We have audited the accompanying combined statement of financial condition of The Four Seasons Fund Limited Partnership and E.D. & F. Man Asset Allocation Limited Partnership (collectively, the "Partnership") as of July 31, 1996, and the related combined statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended July 31, 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined statements present fairly, in all material respects, the financial position of The Partnership as of July 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.






Chicago, Illinois
September 6, 1996

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

                   Combined Statements of Financial Condition



                                                                       JULY 31
                                                              1997                    1996
                                                         ----------------------------------------
ASSETS
Equity in commodity trading accounts:
  Net unrealized trading gain on open contracts            $ 1,489,012         $    250,897
  Due from affiliated broker                                 2,165,611            2,198,520
                                                      -----------------------------------------
                                                             3,654,623            2,449,417

U.S. Treasury Strip Notes - At market value
  (accreted cost:  $12,789,840 and $12,918,710 in
  1997 and 1996,respectively)                               13,615,510           13,620,157
                                                      -----------------------------------------

Total assets                                               $17,270,133         $ 16,069,574
                                                      =========================================

LIABILITIES, MINORITY INTEREST, AND PARTNERS' EQUITY
Liabilities:
  Brokerage commissions                                    $    52,556         $     54,064
  Incentive fees                                                99,843                    -
  Other                                                         17,741                7,182
Total liabilities                                     -----------------------------------------
                                                               170,140               61,246

Minority interest                                              125,341               67,366

Partners' equity:
  Limited partners (7,774.52 and 8,743.09 units
  outstanding at July 31, 1997 and 1996,                    16,737,832           15,742,895
  respectively)
General Partner (110 unit equivalents outstanding
  1997 and 1996) at July 31,                                   236,820              198,067
                                                      -----------------------------------------
Total partners' equity                                      16,974,652           15,940,962
                                                      -----------------------------------------
Total liabilities, minority interest,
  and partners' equity                                     $17,270,133         $ 16,069,574
                                                      =========================================

Net asset value per outstanding unit of partnership
  interest                                                 $  2,152.91         $   1,800.61
                                                      =========================================
Net redemption value per outstanding unit of
partnership interest                                       $  2,048.19         $   1,721.38
                                                      =========================================



See accompanying notes.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

                       Combined Statements of Operations




                                                        YEAR ENDED JULY 31
                                                1997           1996           1995
                                            ----------------------------------------------
INCOME (LOSS)
Net realized trading gains (losses) on
  closed contracts                             $1,190,428     $ (306,794)     $ (206,224)
Change in net unrealized trading gain
  (loss) on open contracts                      1,238,115        158,134        (326,267)
Brokerage commissions                            (661,043)      (726,631)     (1,068,370)
                                            ----------------------------------------------
                                                1,767,500       (875,291)     (1,600,861)

Interest income                                   104,045        133,072         314,556
Accretion of U.S. Treasury Strip Notes            989,940        969,469       1,400,402
Net realized and unrealized gain (loss)
  on U.S. Treasury Strip Notes                    182,440       (270,765)        874,516
                                            ---------------------------------------------
                                                3,043,925        831,776       2,589,474

EXPENSES
Profit share to trading advisor                    99,843         19,306               -
Other                                              54,501         83,898         155,159
                                           ---------------------------------------------
                                                  154,344        103,204         155,159
                                            --------------------------------------------
Net income (loss) before minority interest      2,889,581       (146,719)        833,454
Minority interest                                (57,975)         21,622          24,054
                                            --------------------------------------------
Net income (loss)                              $2,831,606     $ (125,097)     $  857,508
                                            ============================================

Net income (loss) for a unit of
  partnership interest (for a unit
  outstanding throughout each year):
    General Partner                            $   352.30     $    (6.72)     $   195.09
                                            ============================================
    Limited Partners                           $   352.30     $    (6.72)     $   195.09
                                            ============================================

Net income (loss) allocated to:
    General Partner                            $   38,753     $     (739)     $   20,910
    Limited Partners                            2,792,853       (124,358)        836,598

See accompanying notes.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

               Combined Statements of Changes in Partners' Equity

                   Years ended July 31, 1997, 1996, and 1995



                                      LIMITED          GENERAL
                                      PARTNERS         PARTNER      TOTAL
                                    ------------------------------------------
Partners' equity at July 31, 1994     $36,757,513      $580,406     $37,337,919
Redemption of 12,798 units of
  limited partnership interests
  and 250 general partner units       (19,519,605)     (402,510)    (19,922,115)
Net income                                836,598        20,910         857,508
                                    -------------------------------------------
Partners' equity at July 31, 1995      18,074,506       198,806      18,273,312
Redemption of 1,258 units of
  limited partnership interests        (2,207,253)            -      (2,207,253)
Net loss                                 (124,358)         (739)       (125,097)
                                    -------------------------------------------
Partners' equity at July 31, 1996      15,742,895       198,067      15,940,962
Redemption of 968.57 units of
  limited partnership interests        (1,797,916)            -      (1,797,916)
Net income                              2,792,853        38,753       2,831,606
                                    -------------------------------------------
Partners' equity at July 31, 1997     $16,737,832      $236,820     $16,974,652
                                    ===========================================

See accompanying notes.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

                       Combined Statements of Cash Flows




                                                               YEAR ENDED JULY 31
                                                         1997              1996               1995
                                                  ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $2,831,606        $(125,097)          $  857,508
Adjustments to reconcile net income (loss)
  to net cash flows provided by operating
  activities:
    (Increase) decrease in equity in commodity
     trading accounts                                (1,205,206)       1,627,720            3,314,797
    Accretion of U.S. Treasury Strip Notes             (989,940)        (969,469)          (1,400,402)
    Net realized and unrealized (gain) loss on
      U.S. Treasury Strip Notes                        (182,440)         270,765             (874,516)
    Increase (decrease) in liabilities                  108,894          (11,001)             (81,000)
    Increase (decrease) in minority interest             57,975          (21,622)             (24,054)
                                                  ----------------------------------------------------
Net cash provided by operating activities               620,889          771,296            1,792,333

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of U.S. Treasury Strip Notes                     1,177,027        1,435,957           31,527,180
Purchase of U.S. Treasury Strip Notes                       -                 -           (13,397,398)
                                                  ----------------------------------------------------
Net cash provided by investing activities             1,177,027        1,435,957           18,129,782

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership interests          (1,797,916)      (2,207,253)         (19,922,115)
                                                  ----------------------------------------------------
Net change in cash                                            -                -
Cash at beginning of year                                     -                -
                                                  ----------------------------------------------------
Cash at end of year                                  $        -        $       -           $        -



See accompanying notes.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

                     Notes to Combined Financial Statements


1.  ORGANIZATION OF THE PARTNERSHIP

The Four Seasons Fund Limited Partnership (Partnership) was organized in February 1988, under the Illinois Uniform Limited Partnership Act for the purpose of engaging in the speculative trading of futures and forward contracts, and options thereon. Heinold Asset Management, Inc. (HAMI), a wholly owned subsidiary of E.D. & F. Man, Inc., is the general partner of the Partnership (General Partner).

The Partnership was formed to enable its limited partners to participate in the Balanced Portfolio Program offered by RXR Capital Management, Inc. (RXR).
Under this trading program, a substantial portion of the limited partner's contribution is invested in the form of zero coupon U.S. Treasury Strip Notes which are held by an independent custodian. The balance of the assets have been invested in E.D. & F. Man Asset Allocation Management Limited Partnership (Trading Partnership), and are being used to trade futures and forward contracts, and options thereon. The Partnership is the sole limited partner of the Trading Partnership. The general partner of the Trading Partnership is HAMI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements are prepared on a combined basis and include the accounts of The Four Seasons Fund Limited Partnership and E.D. & F. Man Asset Allocation Management Limited Partnership, collectively, the Fund. All significant intercompany balances and transactions have been eliminated in the accompanying combined financial statements.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from E.D. & F. Man International, Inc. (Man), a registered broker-dealer and an affiliate of the General Partner.

INCOME RECOGNITION

Realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized currently. All trading activities are accounted for on a trade date basis.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets, liabilities, gains and losses denominated in foreign currencies are translated at end-of-period exchange rates. The resulting realized and unrealized foreign exchange gains and losses are not material and are recorded in trading gains (losses) in the combined statements of operations.

INCOME TAXES

Income taxes are not provided for by the Fund and the Partnership because taxable income (loss) of the Fund and the Partnership is includable in the income tax returns of the partners.

NET INCOME (LOSS) PER UNIT

Net income (loss) per unit of Partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

3.  LIMITED PARTNERSHIP AGREEMENT

The limited partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)




3.  LIMITED PARTNERSHIP AGREEMENT (CONTINUED)

Responsibility for managing the Partnership is vested solely in the General Partner, however, the General Partner has delegated complete trading authority to an unrelated party (see Note 5).

Distributions (other than redemption of units) are made on a pro rata basis at the sole discretion of the General Partner.

Limited partners may redeem any or all of their units as of the end of any calendar quarter following 10 days' prior written notice to the General Partner. Redemption is at net asset value of the Partnership as of quarter end, calculated by valuing the Partnership's investment in U.S. Treasury Strip Notes at the lower of accreted cost or market value. The Partnership will be dissolved on December 31, 2007, or upon the occurrence of certain events, as specified in the limited partnership agreement.

The Partnership bears the expenses incurred in connection with its activities. These expenses include brokerage commissions, trading advisor's incentive fees, legal, audit, and income tax return preparation and filing fees. The General Partner bears all other operating expenses.

4.  U.S. TREASURY STRIP NOTES

Upon commencement of operations, the Partnership invested in zero coupon U.S. Treasury Strip Notes (Strip Notes) at a cost of $32,863,272, so as to yield $1,000 per unit, plus a 5% compound annual yield, approximately 5-1/2 years after commencement of operations. These Strip Notes matured on November 15, 1994 and approximately $29,231,000 of proceeds was received at the maturity date. In December of 1994, approximately 80% of the Partnership's assets were invested in new strip notes so as to yield $1,515.85 per unit, plus a minimum of 3% compound annual yield, on November 15, 2000.

5.  ADVISORY AND BROKERAGE AGREEMENTS

The Trading Partnership's sole trading advisor is RXR, Inc. (RXR). RXR directs the Partnership's futures, forwards and options trading pursuant to a Joint Venture Agreement with the Trading Partnership. RXR receives a quarterly profit share of 15% of new trading profits, as defined, provided that the joint venture has taxable income in a calendar year. This profit share is retained by RXR even if such trading losses occur in

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)



5.  ADVISORY AND BROKERAGE AGREEMENTS (CONTINUED)

subsequent quarters; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Trading Partnership.

The Partnership has a brokerage contract with Man, which provides that Man will be paid an annual rate equal to 4.0% of the month-end net assets of the Partnership, as defined, plus related floor brokerage, NFA, exchange and clearing fees. Prior to December 1, 1996 and 1995, Man was paid brokerage commissions at annual rates equal to 4.45% and 4.75%, respectively.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATION OF CREDIT RISK

The Trading Partnership invests in futures, options on futures, and forward contracts that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected currently in trading gains (losses) in the combined statements of operations.

The fair values of the Trading Partnership's derivative financial instruments at July 31, 1997 and 1996, were $1,489,012 and $250,897, respectively, and the average fair values of these instruments for the years then ended, based on month-end amounts, were $440,994 and $157,994, respectively.

The contract or notional values of derivative instruments to purchase and sell at July 31, 1997 were $18,744,286 and $49,860,585, respectively.

Although contract or notional amounts may reflect the extent of the Partnership's involvement in a particular class of financial instrument, they are not indicative of potential loss. Futures, options on futures, and forward contracts are typically closed out by entering into offsetting contracts. For these contracts, the net unrealized gains or losses, rather than contract or notional amounts, represent the approximate future cash requirements.

                   The Four Seasons Fund Limited Partnership
                       (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)




6. DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATION OF CREDIT RISK (CONTINUED)

The Trading Partnership is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included on the statements of financial condition. At July 31, 1997, there were net unrealized gains of $57,585 on open forward contracts. The counterparty to all forward contracts is the Trading Partnership's clearing broker, Man. For exchange-traded contracts, the clearing organization acts as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

The Partnership's and Trading Partnership's assets held at Man are in segregated accounts as required by the Commodity Futures Trading Commission.

                   *    *    *    *    *    *    *    *    *


                        Oath of Commodity Pool Operator



To the best of my knowledge and belief, the information contained herein is accurate and complete.




Heinold Asset Management, Inc.
(Pool Operator)



   /s/ Lee E. Meyer
   ---------------------
    Lee E. Meyer
    Chief Financial Officer