Form 10-Q
period 1997-10-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1997-11-24
CIK 767682

               FORM 10-Q
     SECURITIES AND EXCHANGE COMMISSION
           Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER,31 1997

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number 0-17590

                  THE FOUR SEASONS FUND
    (Exact name of registrant as specified in its charter)

State of jurisdiction or incorporation (Illinois)

IRS EMPLOYER ID NO. #36-3586810

C/0 HEINOLD ASSET MANAGEMENT. INC.
ONE FINANCIAL PLACE
440 S. LASALLE ST-21 FLOOR
CHICAGO ILLINOIS 60605
PHONE NUMBER 663-7500

SAME
( Former name, former address and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES X

                        PART I. FINANCIAL INFORMATION

                        ITEM I. FINANCIAL STATEMENTS

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                CONSOLIDATED
                      STATEMENTS OF FINANCIAL CONDITION

                                                      OCT 31, 1997           JULY 31,
                                                        (UNAUDITED)           1997
                                                      --------------       ----------
ASSETS                                                                         - -
EQUITY IN FUTURES TRADING ACCOUNTS:
  U.S. GOVERNMENT TREASURY SECURITIES, AT COST PLUS
   ACCRUED INTEREST WHICH APPROXIMATES MARKET                    0                   0
  NET UNREALIZED APPRECIATION ON OPEN FUTURES
   CONTRACTS                                               233,576           1,489,012
  AMOUNT DUE FROM (TO) BROKER                            2,750,100           2,165,611
                                                      -------------       ------------
                                                         2,983,676           3,654,623

  U.S. TREASURY STRIP NOTES, AT MARKET VALUE            13,802,668          13,615,510
                                                      -------------      -------------
LIABILITIES:                                            16,786,344          17,270,133
                                                      =============      =============
  ACCRUED BROKERAGE COMMISSIONS PAYABLE                     51,402              52,556
  OTHER ACCRUED EXPENSES                                    12,112              17,741
  ACCRUED PROFIT SHARE                                      46,837              99,843
  REDEMPTION PAYABLE                                             0                   0
                                                      -------------      -------------
    TOTAL LIABILITIES                                      110,351             170,140
                                                      -------------       -------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY              104,713             125,341
                                                      -------------      -------------

PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
    OUTSTANDING AT OCTOBER 31, 1997 AND
    JULY 31, 1997 RESPECTIVELY                             232,443             236,820
  LIMITED PARTNERS, 7,732 AND 7,775 UNIT
    EQUIVALENTS OUTSTANDING AT OCTOBER 31, 1997
    AND JULY 31, 1997 RESPECTIVELY                      16,338,837          16,737,832
                                                      -------------       -------------
     TOTAL PARTNERS' CAPITAL                            16,571,280          16,974,652
                                                      -------------       -------------


                                                        16,786,344          17,270,133
NET ASSET VALUE PER OUTSTANDING UNIT OF               =============       =============
  PARTNERSHIP INTEREST                                    2,113.11            2,152.91
                                                      =============       =============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                 CONSOLIDATED
                        STATEMENTS OF PARTNERS' CAPITAL

            FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 (UNAUDITED)


                                            LIMITED                GENERAL
                                            PARTNERS              PARTNERS             TOTAL
                                           ----------           -----------          --------
FUND EQUITY AT JULY 31, 1997                16,737,832            236,820           16,974,652
  (7,775 LIMITED PARTNERSHIP UNITS)

ADD (DEDUCT):

   REDEMPTION 0F 43 LIMITED
    PARTNERSHIP UNITS                          (91,416)                                (91,416)

   NET INCOME (LOSS)                          (307,579)            (4,377)            (311,956)
                                          -------------       -------------        -------------
FUND EQUITY AT OCTOBER 31, 1997             16,338,837            232,443           16,571,280
  (7,732 LIMITED PARTNERSHIP UNITS)       ==============      ==============      ==============

NET ASSET VALUE PER UNIT AT
    OCTOBER 31, 1997:                                                                 2,113.11
                                                                                    ===========


                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

REVENUES:                                                 1997                 1996
                                                       ----------          -----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                    765,115               72,194
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                         (1,255,436)             409,459
  INTEREST INCOME                                         36,161               23,475
  ACCRETION OF U.S TREASURY STRIP NOTES                  243,550              244,945
  GAIN (LOSS) ON MARKET VALUE OF U.S
    TREASURY STRIP NOTES                                  (6,220)             251,407
                                                       ----------           ----------
                                                        (216,831)           1,001,480
                                                       ----------           ----------
EXPENSES:
  BROKERAGE COMMISSIONS                                  154,180              173,233
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE
    TRADING ADVISOR                                      (53,006)                   0
  OTHER ADMINISTRATIVE EXPENSES                           14,580                7,500
                                                       ----------           ----------
                                                         115,753              180,733
                                                       ----------           ----------
  INCOME BEFORE GENERAL PARTNER'S INTEREST
    IN TRADING COMPANY                                  (332,584)             820,747
  GENERAL PARTNER'S INTEREST IN TRADING COMPANY
    OPERATING (INCOME) LOSS                               20,628               (9,150)
                                                       ----------           ----------
      NET INCOME (LOSS)                                 (311,956)             811,597
                                                       ==========           ==========
NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                       (4,377)              10,355
                                                       ==========           ==========
NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                    (307,579)             801,242
                                                       ==========           ==========
NET INCOME (LOSS) PER UNIT OF
    PARTNERSHIP INTEREST (FOR A UNIT
    OUTSTANDING THROUGHOUT EACH PERIOD)                   (39.80)               94.13
                                                       ==========           ==========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

                                 CONSOLIDATED
                           STATEMENT OF CASH FLOWS

       FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

                                                               1997               1996
                                                             ---------         ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                          (311,956)           811,597
  INCREASE IN OTHER LIABILITIES                                     0             13,420
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
    TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES            483,789           (465,696)
                                                            ----------         ----------
                                                              171,833            359,321
                                                            ----------         ----------
FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                      91,416            359,321
  INCREASE IN EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS          0                  0
  DECREASE IN OTHER LIABILITIES                                80,417                  0
                                                            ----------         ----------
                                                              171,833            359,321

CHANGE IN CASH BALANCE                                             (0)                 0
                                                            ----------         ----------

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

THE FOUR SEASONS FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1997, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of October 31,1997 has been derived from the audited financial as of July 31, 1997. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Four Seasons Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended Oct 31, 1997.

                                             31-Oct-97   31-Jul-97

Ending Equity(Note A)                        16,571,280  16,974,652

NOTE A:

Ending equity at October 31,1997 is lower than ending equity at July 31, 1997 due to unprofitable trading during the period.



NOTE B:
Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 10/31/97 is less than net unrealized appreciation on open futures contracts for the three months ended 10/31/96 due to less profitable trading during the period.

                                           Three months    Three months
                                          ended 10/31/97  ended 10/31/96
                                           (1,255,436)       409,459