Form 10-Q
period 1998-01-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1998-02-25
CIK 767682

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JANUARY, 31 1998

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the transition period from
 Commission file number 0-17590

                            THE FOUR SEASONS FUND
            (Exact name of registrant as specified in its charter)

 State of jurisdiction or incorporation (Illinois)

 IRS EMPLOYER ID NO. #36-3586810

 C/O HEINOLD ASSET MANAGEMENT. INC.
 ONE FINANCIAL PLACE
 440 S. LASALLE ST-21 FLOOR
 CHICAGO ILLINOIS 60605
 PHONE NUMBER 663-7500

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
                                 CONSOLIDATED
                      STATEMENTS OF FINANCIAL CONDITION


                                                                        JAN 31, 1998         JULY 31,
ASSETS                                                                  (UNAUDITED)            1997
                                                                      ----------------    ---------------
EQUITY IN FUTURES TRADING ACCOUNTS:
  U.S. GOVERNMENT TREASURY SECURITIES, AT COST PLUS
   ACCRUED INTEREST WHICH APPROXIMATES MARKET                                       0                  0
  NET UNREALIZED APPRECIATION ON OPEN FUTURES
     CONTRACTS                                                                429,920          1,489,012
  AMOUNT DUE FROM (TO) BROKER                                               2,775,644          2,165,611
                                                                      ----------------    ---------------
                                                                            3,205,564          3,654,623

 U.S. TREASURY STRIP NOTES, AT MARKET VALUE                                14,052,761         13,615,510
                                                                      ---------------     ---------------
                                                                           17,258,326         17,270,133
                                                                      ================    ===============
LIABILITIES:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                                        52,246             52,556
  OTHER ACCRUED EXPENSES                                                       15,288             17,741
  ACCRUED PROFIT SHARE                                                         26,010             99,843
  REDEMPTION PAYABLE                                                                0                  0
                                                                      ----------------    ---------------
     TOTAL LIABILITIES                                                         93,544            170,140
                                                                      ----------------    ---------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                                 115,252            125,341
                                                                      ----------------    ---------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
     OUTSTANDING AT JANUARY 31, 1998 AND
     JULY 31, 1997 RESPECTIVELY                                               240,976            236,820
  LIMITED PARTNERS, 7,673 AND 7,732 UNIT
    EQUIVALENTS OUTSTANDING AT JANUARY 31, 1998
    AND JULY 31, 1997 RESPECTIVELY                                         16,808,553         16,737,832
                                                                      ----------------    ---------------
       TOTAL PARTNERS' CAPITAL                                             17,049,529         16,974,652
                                                                      ----------------    ---------------
                                                                           17,258,326         17,270,133
                                                                      ================    ===============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                                       2,190.69           2,152.91
                                                                      ================    ===============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)


REVENUES:                                                                   1998               1997
                                                                      ----------------    ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                         259,505            509,994
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                                 196,344           (163,803)
  INTEREST INCOME                                                              27,304             29,665
  ACCRETION OF U.S. TREASURY STRIP NOTES                                      243,610            253,838
  GAIN (LOSS) ON MARKET VALUE OF U.S.
      TREASURY STRIP NOTES                                                     85,290           (120,896)
                                                                      ----------------    ---------------
                                                                              812,054            508,798
                                                                      ----------------    ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                       163,421            166,544
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE
   TRADING ADVISOR                                                             26,947                  0
  OTHER ADMINISTRATIVE EXPENSES                                                 6,000             14,000
                                                                      ----------------    ---------------
                                                                              196,368            180,544
                                                                      ----------------    ---------------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                                       615,686            328,254
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                                  (10,539)            (5,274)
                                                                      ----------------    ---------------
        NET INCOME (LOSS)                                                     605,147            322,980
                                                                      ================    ===============


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                              28,252              4,302
                                                                      ================    ===============
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                            576,895            318,678
                                                                      ================    ===============
NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                                           77.58              39.11
                                                                      ================    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                           STATEMENTS OF OPERATIONS

        FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)


REVENUES:                                                                   1998               1997
                                                                      ----------------    ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                       1,024,621            582,188
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                              (1,059,092)           245,656
  INTEREST INCOME                                                              63,465             53,140
  ACCRETION OF U.S. TREASURY STRIP NOTES                                      487,160            498,783
  GAIN (LOSS) ON MARKET VALUE OF U.S.
      TREASURY STRIP NOTES                                                     79,070            130,511
                                                                      ----------------    ---------------
                                                                              595,224          1,510,278
                                                                      ----------------    ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                       317,601            339,777
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE
   TRADING ADVISOR                                                            (26,059)                 0
  OTHER ADMINISTRATIVE EXPENSES                                                20,580             21,500
                                                                      ----------------    ---------------
                                                                              312,122            361,277
                                                                      ----------------    ---------------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                                       283,102          1,149,001
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                                   10,089            (14,424)
                                                                      ----------------    ---------------
        NET INCOME (LOSS)                                                     293,191          1,134,577
                                                                      ================    ===============


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                               4,156             14,657
                                                                      ================    ===============
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                            289,035          1,119,920
                                                                      ================    ===============
NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                                           37.78             133.24
                                                                      ================    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)
                                 CONSOLIDATED
                       STATEMENTS OF PARTNERS' CAPITAL

              FOR SIX MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)



                                          LIMITED            GENERAL
                                          PARTNERS           PARTNERS           TOTAL
                                       ---------------    --------------   ----------------
 FUND EQUITY AT JULY 31, 1997              16,737,832           236,820         16,974,652
  (7,732 LIMITED PARTNERSHIP UNITS)

 ADD (DEDUCT):

   REDEMPTION 0F 59 LIMITED
     PARTNERSHIP UNITS                       (218,313)                            (218,313)

   NET INCOME (LOSS)                          289,035             4,156            293,191
                                       ---------------    --------------   ----------------
 FUND EQUITY AT JANUARY 31, 1998           16,808,553           240,976         17,049,529
  (7,673 LIMITED PARTNERSHIP UNITS)    ===============    ==============   ================




 NET ASSET VALUE PER UNIT AT
     JANUARY 31, 1998:                                                            2,190.69
                                                                           ================


















                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

                                 CONSOLIDATED
                           STATEMENT OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)



                                                                    1998              1997
                                                               ---------------   ---------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                   293,191         1,134,577
  INCREASE IN OTHER LIABILITIES                                             0                 0
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES                      11,807          (479,398)
                                                               ---------------   ---------------
                                                                      304,998           655,179
                                                               ---------------   ---------------




FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                             218,313           664,185
  INCREASE IN EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS                  0                 0
  DECREASE IN OTHER LIABILITIES                                        86,685            (9,006)
                                                               ---------------   ---------------
                                                                      304,998           655,179



CHANGE IN CASH BALANCE                                                      0                 0
                                                               ---------------   ---------------









                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

THE FOUR SEASONS FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of July 31,1997, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31,1998 has been derived from the audited financial as of July 31, 1997. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Four Seasons Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the six months ended Jan 31, 1998

                                      31-Oct-98          31-Jul-97

Ending Equity(Note A)                 17,049,529           16,974,652

NOTE A:

Ending equity at January 31,1998 is higher than ending equity at July 31, 1997 due to profitable trading during the period.



NOTE B:

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the six months ended 1/31/98 is less than net unrealized appreciation on open futures contracts for the six months ended 1/31/97 due to less profitable trading during the period.

                                      Six months         Six months
                                     ended 1/31/98      ended 1/31/97
                                      (1,059,092)         245,656



NOTE C:

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 1/31/98 is more than net unrealized appreciation on open futures contracts for the three months ended 1/31/97 due to more profitable trading during the period.

                                   Three months       Three months
                                   ended 1/31/98      ended 1/31/97
                                      196,344           (163,803)
