Form 10-Q
period 1998-04-30
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1998-06-01
CIK 767682

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                                     SAME
       (Former name, former address and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES X

                        PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           APRIL 30, 1998             JULY 31,
                                                                            (UNAUDITED)                 1997
                                                                         ----------------        -----------------
ASSETS
EQUITY IN FUTURES TRADING ACCOUNTS:
  U.S. GOVERNMENT TREASURY SECURITIES, AT COST PLUS
   ACCRUED INTEREST WHICH APPROXIMATES MARKET                                 $         0              $         0
  NET UNREALIZED APPRECIATION ON OPEN FUTURES CONTRACTS                           297,970                1,489,012
  AMOUNT DUE FROM (TO) BROKER                                                   2,991,349                2,165,611
                                                                          ----------------        -----------------
                                                                                3,289,319                3,654,623

 U.S. TREASURY STRIP NOTES, AT MARKET VALUE                                    13,960,326               13,615,510
                                                                          ---------------          ---------------
                                                                               17,249,645               17,270,133
                                                                          ================        =================
LIABILITIES:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                                            53,074                   52,556
  OTHER ACCRUED EXPENSES                                                           14,160                   17,741
  ACCRUED PROFIT SHARE                                                             64,618                   99,843
  REDEMPTION PAYABLE                                                                    0                        0
                                                                          ----------------        -----------------
     TOTAL LIABILITIES                                                            131,852                  170,140
                                                                          ----------------        -----------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                                     121,714                  125,341
                                                                          ----------------        -----------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
     OUTSTANDING AT APRIL 30, 1998 AND
     JULY 31, 1997 RESPECTIVELY                                                   244,602                  236,820
  LIMITED PARTNERS, 7,533 AND 7,775 UNIT
    EQUIVALENTS OUTSTANDING AT APRIL 30, 1998
    AND JULY 31, 1997 RESPECTIVELY                                             16,751,478               16,737,832
                                                                          ----------------        -----------------
       TOTAL PARTNERS' CAPITAL                                                 16,996,079               16,974,652
                                                                          ----------------        -----------------
                                                                               17,249,645               17,270,133
                                                                          ================        =================

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                                           2,223.65                 2,152.91
                                                                          ================        =================


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                            FOUR SEASONS FUND
                    (An Illinois Limited Partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)

                                                                                    1998                1997
                                                                                ------------        ------------
REVENUES:
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                             $ 494,857           $ 447,220
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                                      (131,951)           (499,228)
  INTEREST INCOME                                                                    31,838              28,857
  ACCRETION OF U.S TREASURY STRIP NOTES                                             241,801             252,772
  GAIN (LOSS) ON MARKET VALUE OF U.S
      TREASURY STRIP NOTES                                                         (166,146)           (208,214)
                                                                                ------------        ------------
                                                                                    470,399              21,407
                                                                                ------------        ------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                             168,909             161,174
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE
   TRADING ADVISOR                                                                   38,608                   0
  OTHER ADMINISTRATIVE EXPENSES                                                       6,000              21,000
                                                                                ------------        ------------
                                                                                    213,516             182,174
                                                                                ------------        ------------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                                             256,883            (160,767)
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                                         (6,462)              6,249
                                                                                ------------        ------------
        NET INCOME (LOSS)                                                           250,421            (154,518)
                                                                                ============        ============


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                                     7,782              (1,681)
                                                                                ============        ============
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                                  242,639            (157,878)
                                                                                ============        ============
NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                                                 32.96              (15.28)
                                                                                ============        ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)

                                                                                       1998                        1997
                                                                                    ----------                  ----------
REVENUES:
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                              $ 1,519,478                  $1,029,408
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                                       (1,191,043)                   (253,572)
  INTEREST INCOME                                                                       95,303                      81,997
  ACCRETION OF U.S TREASURY STRIP NOTES                                                728,961                     751,555
  GAIN (LOSS) ON MARKET VALUE OF U.S
      TREASURY STRIP NOTES                                                             (87,076)                    (77,703)
                                                                                    ----------                  ----------
                                                                                     1,065,623                   1,531,685
                                                                                    ----------                  ----------

EXPENSES:
  BROKERAGE COMMISSIONS                                                                486,510                     500,951
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE
   TRADING ADVISOR                                                                      12,549                           0
  OTHER ADMINISTRATIVE EXPENSES                                                         26,580                      42,500
                                                                                    ----------                  ----------
                                                                                       525,639                     543,451
                                                                                    ----------                  ----------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                                                539,984                     988,234
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                                             3,627                      (8,175)
                                                                                    ----------                  ----------
        NET INCOME (LOSS)                                                              543,611                     980,059
                                                                                    ==========                  ==========

NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                                       11,937                      12,976
                                                                                    ==========                  ==========
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                                     531,674                     967,083
                                                                                    ==========                  ==========

NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                                                    70.74                      117.96
                                                                                    ==========                  ==========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

               FOR NINE MONTHS ENDED APRIL 30, 1998 (UNAUDITED)




                                                      LIMITED         GENERAL
                                                      PARTNERS        PARTNERS          TOTAL
                                                    ----------       ---------     -----------
FUND EQUITY AT JULY 31, 1997                        $16,737,832      $236,820      $16,974,652
 (7,775 LIMITED PARTNERSHIP UNITS)

ADD (DEDUCT):

  REDEMPTION 0F 242 LIMITED
    PARTNERSHIP UNITS                                 (522,184)                       (522,184)

  NET INCOME (LOSS)                                    535,830           7,782         543,611
                                                    ----------       ---------     -----------
FUND EQUITY AT JANUARY 31, 1998                     16,751,478       $ 244,602      16,996,079
 (7,533 LIMITED PARTNERSHIP UNITS)                  ==========       =========     ===========




NET ASSET VALUE PER UNIT AT
    JANUARY 31, 1998:                                                              $  2,223.65
                                                                                   ===========


   The Accompanying Notes are an integral part of the Financial Statements

                              FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)


                                                                      1998               1997
                                                                 -------------        ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                  $543,611         $  980,059
  INCREASE IN OTHER LIABILITIES                                             0                  0
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES                      20,488            467,554
                                                                 -------------        ----------
                                                                      564,099          1,447,613
                                                                 -------------        ----------


FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                             522,184          1,453,656
  INCREASE IN EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS                  0                  0
  DECREASE IN OTHER LIABILITIES                                        41,914             (6,043)
                                                                 -------------        ----------
                                                                      564,098          1,447,613



CHANGE IN CASH BALANCE                                                      0                  0
                       -------------        ----------


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

                            THE FOUR SEASONS FUND
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                   NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1997, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1998 has been derived from the audited financial as of July 31, 1997. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                            THE FOUR SEASONS FUND
                      (An Illinois Limited Partnership)

              NOTES TO FORM 10-Q FINANCIAL STATEMENTS, CONTINUED

Item 2, Management's Discussion and Analysis of Financial Condition, and Operating Results for the Nine Months Ended April 30, 1998

                                                 30-Apr-98          31-Jul-97

Ending Equity (Note A)                          16,996,079         16,974,652

NOTE A:

Ending equity at April 30, 1998 is higher than ending equity at July 31, 1997 due to profitable trading during the period.



NOTE B:

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the nine months ended 4/30/98 is less than net unrealized appreciation on open futures and forward contracts for the nine months ended 4/30/97 due to less profitable trading during the period.

                                                Nine months       Nine months
                                               ended 4/30/98      ended 4/30/97
                                               -------------      -------------
                                                (1,191,043)         (253,572)



NOTE C:

Increase (decrease) in net unrealized appreciation on open futures and forward for the three months ended 4/30/98 is more than net unrealized appreciation on open futures contracts for the three months ended 4/30/97 due to more profitable trading during the period.
                                               Three months       Three months
                                               ended 4/30/98      ended 4/30/97
                                               -------------      -------------
                                                 (131,951)          (499,228)