Form 10-K
period 1998-07-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1998-10-29
CIK 767682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                /X/ Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 [Fee Required]

                    For the Fiscal Year Ended: July 31, 1998

                                       OR

                  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number: 0-17590

                    THE FOUR SEASONS FUND LIMITED PARTNERSHIP
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                36-3586810
          --------                                ----------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                                440 South LaSalle
                                   20th Floor
                             Chicago, Illinois 60605
                             -----------------------
                    (Address of principal executive offices)

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

               Yes   X                           No
                    ---                              ---

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

                  Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to the Partnership's Limited Partnership Agreement and the Partnership's customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $410,620, which, after the redemptions set forth below, was worth $246,032 as of July 31, 1998. On October 1, 1991 and March 31, 1995, the General Partner redeemed 59 Units and 250 Units for $73,625 and $402,510, respectively.

                  RXR, Inc., a New York corporation (the "Trading Advisor"), is the Partnership's Trading Advisor. RXR is not an affiliate of the Partnership or of the General Partner.

                  The Trading Advisor directs the Partnership's futures and options trading in stock index, bond and managed futures and short-term interest rate instruments and forward trading, pursuant to a Joint Venture Agreement with the Partnership's Trading Company. The Trading Advisor receives a quarterly profit share from the Partnership of 15% of New Trading Profits provided that the joint venture has taxable income in a calendar year. This profit share is retained by the Trading Advisor even if trading losses occur in subsequent quarters; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Partnership. As of July 31, 1998, there was a carry-forward loss of $383,201. Reference is made to Note (5) of the Financial Statements. In addition, the Trading Advisor receives a monthly consulting fee paid by the Commodity Broker of 0.0417 of 1% (0.5% per annum) of the Partnership's month-end Net Assets. New Trading Profits and Net Assets are each determined pursuant to formulas set forth in the Joint Venture Agreement between the Partnership's Trading Company and the Trading Advisor and the Consulting Agreement between the Commodity Broker and the Trading Advisor.

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

         (b)      Financial information about industry segments

                  The Partnership's business constitutes only one segment, speculative trading of forward contracts and futures and options on futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the five fiscal years ended July 31, 1998 are set forth under "Item 6. Selected Financial Data."

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

                  (b) Holders. As of July 31, 1998, there were 316 holders of Units.

                  (c) Dividends. No distributions or dividends have been made on the Units, and the General Partner presently has no intention to make any.

Item 6. Selected Financial Data

                  The following is a summary of operations and total assets of the Partnership for the five fiscal years ended July 31, 1998.

                                     Fiscal Year      Fiscal Year        Fiscal Year      Fiscal Year       Fiscal Year
                                        Ended            Ended              Ended            Ended             Ended
                                    July 31, 1998    July 31, 1997      July 31, 1996    July 31, 1995     July 31, 1994
                                    -------------    -------------      -------------    -------------     -------------
Revenues:
Gain (loss) on trading of
  futures and
  forward contracts                 $    227,175      $  2,428,543      $   (148,660)     $   (532,491)     $ (1,445,324)
Interest income                          126,262           104,045           133,072           314,556           269,873
Accretion of U.S. Treasury
  Strip Notes                            974,132           989,940           969,469         1,400,402         2,739,833
Net realized and unrealized
  gain (loss) on U.S. Treasury
  Strip Notes                            (58,872)          182,440          (270,765)          829,359        (1,823,682)
Realized gain on sale of
  U.S. Treasury Strip Notes                    0                 0                 0            45,157            88,837
                                    ------------      ------------      ------------      ------------      ------------

Total revenue                          1,268,697         3,704,968           683,116         2,056,983          (170,463)

Expenses:
Brokerage commissions                    658,592           661,043           726,631         1,068,370         1,918,393
Profit Share to Trading
  Advisor                                 13,352            99,843            19,306                 0           (36,724)
Other                                     23,000            54,501            83,898           155,159           324,678
                                    ------------      ------------      ------------      ------------      ------------

Total expenses                           694,944           815,387           829,835         1,223,529         2,206,347
                                    ------------      ------------      ------------      ------------      ------------
Net income (loss) before
  minority interest                      573,753         2,889,581          (146,719)          833,454        (2,376,810)
Minority interest                         13,970           (57,975)           21,622            24,054            50,618
                                    ------------      ------------      ------------      ------------      ------------
Net income (loss)                   $    587,723      $  2,831,606      $   (125,907)     $    857,508      $ (2,326,192)
                                    ============      ============      ============      ============      ============

Net income (loss) allocated to:
  General Partner                   $      9,212      $     38,753      $       (739)     $     20,910      $    (33,563)
                                    ============      ============      ============      ============      ============

  Limited Partners                  $    578,511      $  2,792,853      $   (124,358)     $    836,598      $ (2,292,629)
                                    ============      ============      ============      ============      ============

Net income (loss) for a
  Unit of Partnership Interest
  (for a Unit outstanding
  throughout each year):
  General Partner                   $      83.78      $     352.30      $      (6.72)     $     195.09      $     (93.23)
                                    ============      ============      ============      ============      ============
  Limited Partners                  $      83.78      $     352.30      $      (6.72)     $     195.09      $     (93.23)
                                    ============      ============      ============      ============      ============

Total assets                        $ 15,925,144      $ 17,270,133      $ 16,069,074      $ 18,434,548      $ 37,604,209
                                    ============      ============      ============      ============      ============

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

                  Operating results show a profit for the fiscal years ended July 31, 1998 and July 31, 1997 and a loss for the fiscal year ended July 31, 1996.

                  The Net Asset Value per Unit on a redemption value basis as of July 31, 1998 and July 31, 1997 was $2,140.56 and $2,048.19, respectively.

                  The Partnership realized a profit for the fiscal year ended July 31, 1998. This profit was due in large part to the accretion of the U.S. Treasury Strip Notes. Slight trading gains were realized by the Trading Advisor from long IMM S&P contracts as well as long positions in U.S. fixed income markets. These positions were profitable due to subdued inflation, the continued strength of the U.S. economy and declining interest rates. The Partnership incurred some losses in agricultural, energy and currency contracts, however, such losses did not offset trading gains. As of October 31, 1997, January 31, 1998, April 30, 1998 and July 31, 1998, the Net Asset Value per Unit on a redemption value basis was $2,009.36, $2,075.77, $2,128.37 and $2,140.56, respectively.

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

                  Inflation is not a significant factor in the Partnership's profitability.

Impact of Year 2000

                  Like other financial and business organizations and individuals around the world, the Partnership could be adversely affected if its computer systems and those of its service providers, including affiliates of the General Partner, do not properly process and calculate date-related information relating to the year 2000. The General Partner is taking steps that it believes are reasonably designed to address any problems with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by its service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact to the Partnership.


Item 8.  Financial Statements and Supplementary Data

                  Financial statements are listed on page F-1 of this report.

                  The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                  The Partnership filed a Form 8-K on January 17, 1997, indicating a change in accountants for the fiscal year ended July 31, 1997. Such Form 8-K is herein incorporated by reference. A report from Deloitte & Touche LLP dated September 6, 1996, is filed as part of the financial statements to this report.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         (a)      Security ownership of certain beneficial owners

                  The Echlin Inc. Pension Trust owned 2,057.95 Units of Limited Partnership Interest in the Partnership valued at $4,405,158.00 as of July 31, 1998, 29.34% of the Partnership's total equity.

         (b)      Security ownership of management

                  Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over the Partnership's futures and options on futures contract trading. The General Partner owned 110 Unit-equivalents valued at $246,032 as of July 31, 1998, 1.57% of the Partnership's total equity.

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

                  c. Back Office Service Agreement dated November 1, 1996 among Managed Asset Service Corp., the General Partner and the Partnership.

                  The above exhibit is filed herewith.

         (b)      Reports on Form 8-K

                  The Partnership did not file any reports on Form 8-K during the quarter ended July 31, 1998.

                  (27)  Financial Data Schedule

                                                   Combined Financial Statements

                                       The Four Seasons Fund Limited Partnership
                                               (An Illinois Limited Partnership)

                                       Years ended July 31, 1998, 1997, and 1996
                                             with Report of Independent Auditors

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

                          Combined Financial Statements

                    Years ended July 31, 1998, 1997, and 1996




                                    CONTENTS

Report of Independent Auditors............................................F-1

Combined Financial Statements

Combined Statements of Financial Condition................................F-2
Combined Statements of Operations.........................................F-3
Combined Statements of Changes in Partners' Equity........................F-4
Combined Statements of Cash Flows.........................................F-5
Notes to Combined Financial Statements....................................F-6

INDEPENDENT AUDITORS' REPORT


To the General Partner and
Limited Partners of
The Four Seasons Fund Limited Partnership:

We have audited the accompanying combined statements of operations, changes in partners' equity and cash flows of The Four Seasons Fund Limited Partnership and Geldermann Asset Allocation Limited Partnership (collectively, the "Partnerships") for the year ended July 31, 1996. These financial statements are the responsibility of the Partnerships' General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such combined statements present fairly, in all material respects, the results of the Partnerships' operations and their cash flows for the year ended July 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

September 6, 1996
Chicago, Illinois

                         [ERNST & YOUNG LLP LETTERHEAD]




                         Report of Independent Auditors

The Partners
The Four Seasons Fund Limited Partnership

We have audited the accompanying combined statements of financial condition of The Four Seasons Fund Limited Partnership and Geldermann Asset Allocation Management Limited Partnership, collectively, the Fund, as of July 31, 1998 and 1997, and the related combined statements of operations, changes in partners' equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Fund's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits. The combined statements of operations, changes in partner's equity and cash flows for the year then ended July 31, 1996, were audited by other auditors whose report dated September 6, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Fund at July 31, 1998 and 1997, and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                           Ernst & Young LLP

Chicago, Illinois
September 4, 1998

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

                   Combined Statements of Financial Condition


                                                                                    JULY 31
                                                                             1998             1997
                                                                       ------------------------------------
ASSETS
Equity in commodity trading accounts:
   Net unrealized trading gain (loss) on open contracts                  $      (27,581)   $   1,489,012
   Due from affiliated broker                                                 2,591,526        2,165,611
                                                                       ------------------------------------
                                                                              2,563,945        3,654,623

U.S. Treasury Strip Notes - at market value (accreted cost:
   $12,686,941 and $12,789,840 in 1998 and 1997, respectively)               13,361,199       13,615,510
                                                                       ------------------------------------
Total assets                                                                $15,925,144    $  17,270,133
                                                                       ====================================

LIABILITIES, MINORITY INTEREST, AND PARTNERS' EQUITY
Liabilities:
   Brokerage commissions                                                 $       48,898    $      52,556
   Incentive fees                                                                65,422           99,843
   Other                                                                         11,459           17,741
                                                                       ------------------------------------
Total liabilities                                                               125,779          170,140

Minority interest                                                               111,371          125,341

Partners' equity:
   Limited partners (6,904 and 7,775 units outstanding at
     July 31, 1998 and 1997, respectively)                                   15,441,962       16,737,832
   General Partner (110 unit equivalents outstanding at
     July 31, 1998 and 1997)                                                    246,032          236,820
                                                                       ------------------------------------
Total partners' equity                                                       15,687,994       16,974,652
                                                                       ------------------------------------
Total liabilities, minority interest, and partners' equity               $   15,925,144    $  17,270,133
                                                                       ====================================

Net asset value per outstanding unit of partnership interest
                                                                         $     2,236.69    $    2,152.91
                                                                       ====================================

Net redemption value per outstanding unit of partnership
   interest                                                              $     2,140.56    $    2,048.19
                                                                       ====================================



See accompanying notes.

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

                        Combined Statements of Operations


                                                                      YEAR ENDED JULY 31
                                                               1998            1997              1996
                                                     ------------------------------------------------------
INCOME (LOSS)
Net realized trading gains (losses) on closed
   contracts                                           $    1,743,768     $   1,190,428   $    (306,794)
Change in net unrealized trading gain (loss) on
   open contracts                                          (1,516,593)        1,238,115         158,134
Brokerage commissions                                        (658,592)         (661,043)       (726,631)
                                                     ------------------------------------------------------
                                                             (431,417)        1,767,500        (875,291)

Interest income                                               126,262           104,045         133,072
Accretion of U.S. Treasury Strip Notes                        974,132           989,940         969,469
Net realized and unrealized gain (loss) on U.S.
   Treasury Strip Notes                                       (58,872)          182,440        (270,765)
                                                     ------------------------------------------------------
                                                              610,105         3,043,925         (43,515)

EXPENSES
Profit share to trading advisor                                13,352            99,843          19,306
Other                                                          23,000            54,501          83,898
                                                     ------------------------------------------------------
                                                               36,352           154,344         103,204
                                                     ------------------------------------------------------
Net income (loss) before minority interest                    573,753         2,889,581        (146,719)
Minority interest                                              13,970           (57,975)         21,622
                                                     ------------------------------------------------------
Net income (loss)                                      $      587,723     $   2,831,606   $    (125,097)
                                                     ======================================================

Net income (loss) for a unit of
 partnership interest (for a unit
 outstanding throughout each year):
     General Partner                                   $        83.78     $      352.30   $      (6.72)
                                                     ======================================================
     Limited Partners                                  $        83.78     $      352.30   $      (6.72)
                                                     ======================================================

Net income (loss) allocated to:
   General Partner                                     $        9,212     $      38,753   $       (739)
   Limited Partners                                           578,511         2,792,853       (124,358)



See accompanying notes.

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

               Combined Statements of Changes in Partners' Equity

                    Years ended July 31, 1998, 1997, and 1996



                                                            LIMITED           GENERAL
                                                            PARTNERS          PARTNER           TOTAL
                                                     ------------------------------------------------------
Partners' equity at July 31, 1995                         $18,074,506         $198,806       $18,273,312
Redemption of 1,258 units of limited
   partnership interest                                    (2,207,253)               -        (2,207,253)
Net loss                                                     (124,358)            (739)         (125,097)
                                                     ------------------------------------------------------
Partners' equity at July 31, 1996                          15,742,895          198,067        15,940,962
Redemption of 969 units of limited
   partnership interest                                    (1,797,916)               -        (1,797,916)
Net income                                                  2,792,853           38,753         2,831,606
                                                     ------------------------------------------------------
Partners' equity at July 31, 1997                          16,737,832          236,820        16,974,652
Redemption of 871 units of limited
   partnership interest                                    (1,874,381)               -        (1,874,381)
Net income                                                    578,511            9,212           587,723
                                                     ------------------------------------------------------
Partners' equity at July 31, 1998                         $15,441,962         $246,032       $15,687,994
                                                     ======================================================




See accompanying notes.

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

                        Combined Statements of Cash Flows


                                                                      YEAR ENDED JULY 31
                                                            1998             1997              1996
                                                     ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $    587,723       $ 2,831,606      $  (125,097)

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     (Increase) decrease in equity in
       commodity trading accounts                           1,090,678        (1,205,206)       1,627,720
     Accretion of U.S. Treasury Strip Notes                  (974,132)         (989,940)        (969,469)
     Net realized and unrealized (gain)
       loss on U.S. Treasury Strip Notes                       58,872          (182,440)         270,765
     Increase (decrease) in liabilities                       (44,361)          108,894          (11,001)
     Increase (decrease) in minority
       interest                                               (13,970)           57,975          (21,622)
                                                     ------------------------------------------------------
Net cash provided by operating activities                     704,810           620,889          771,296

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of U.S. Treasury Strip Notes                          1,169,571         1,177,027        1,435,957
                                                     ------------------------------------------------------
Net cash provided by investing activities                   1,169,571         1,177,027        1,435,957

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership
       interests                                           (1,874,381)       (1,797,916)      (2,207,253)
                                                     ------------------------------------------------------
Net change in cash                                                  -                 -                -
Cash at beginning of year                                           -                 -                -
                                                     ======================================================
Cash at end of year                                      $          -       $         -      $         -
                                                     ======================================================





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

The Partnership was formed to enable its limited partners to participate in the Balanced Portfolio Program offered by RXR Capital Management, Inc. (RXR). Under this trading program, a substantial portion of the limited partner's contribution is invested in the form of zero coupon U.S. Treasury Strip Notes which are held by an independent custodian. The balance of the assets have been invested in Geldermann Asset Allocation Management Limited Partnership (Trading Partnership), and are being used to trade futures and forward contracts, and options thereon. The Partnership is the sole limited partner of the Trading Partnership. The general partner of the Trading Partnership is HAMI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements are prepared on a combined basis and include the accounts of The Four Seasons Fund Limited Partnership and Geldermann Asset Allocation Management Limited Partnership, collectively, the Fund. All significant intercompany balances and transactions have been eliminated in the accompanying combined financial statements.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from E.D. & F. Man International, Inc. (Man), a registered broker-dealer and an affiliate of the General Partner.

INCOME RECOGNITION

Realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized currently. All trading activities are accounted for on a trade-date basis.

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets, liabilities, gains, and losses denominated in foreign currencies are translated at end-of-period exchange rates. The resulting net realized and unrealized foreign exchange gains and losses are not material and are recorded in trading gains (losses) in the combined statements of operations.

INCOME TAXES

Income taxes are not provided for by the Fund and the Partnership because taxable income (loss) of the Fund and the Partnership is includable in the income tax returns of the partners.

NET INCOME (LOSS) PER UNIT

Net income (loss) per unit of Partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

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

                    The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)


3.  LIMITED PARTNERSHIP AGREEMENT (CONTINUED)

Responsibility for managing the Partnership is vested solely in the General Partner; however, the General Partner has delegated complete trading authority to an unrelated party (see Note 5).

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Limited partners may redeem any or all of their units as of the end of any calendar quarter following 10 days' prior written notice to the General Partner. Redemption is at net asset value of the Partnership as of quarter end. The Partnership will be dissolved on December 31, 2007, or upon the occurrence of certain events, as specified in the limited partnership agreement. The Partnership is closed to new subscriptions.

The Partnership bears the expenses incurred in connection with its activities. These expenses include brokerage commissions, trading advisor's incentive fees, legal, audit, and tax return preparation fees and filing fees.
The General Partner bears all other operating expenses.

4.  U.S. TREASURY STRIP NOTES

Upon commencement of operations, the Partnership invested in zero coupon U.S. Treasury Strip Notes (Strip Notes) at a cost of $32,863,272, so as to yield $1,000 per unit, plus a 5% compound annual yield, approximately 5 1/2 years after commencement of operations. These Strip Notes matured on November 15, 1994, and approximately $29,231,000 of proceeds was received at the maturity date. In December of 1994, approximately 80% of the Partnership's assets were invested in new strip notes so as to yield $1,515.85 per unit, plus a minimum of 3% compound annual yield, on November 15, 2000.

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

calendar year. This profit share is retained by RXR even if such trading losses occur in subsequent quarters; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Trading Partnership.

The Partnership has a brokerage contract with Man, which provides that Man will be paid an annual rate equal to 4.0% of the month-end net assets of the Partnership, as defined, plus related floor brokerage, NFA, exchange and clearing fees. Prior to December 1, 1996, Man was paid brokerage commissions at annual rates equal to 4.45%.

6.  DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS
    WITH OFF-BALANCE-SHEET RISK OR CONCENTRATION OF CREDIT RISK

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

The fair value of the Trading Partnership's derivative financial instruments at July 31, 1998 and 1997, and the average fair value of these instruments, based on month-end amounts, were as follows:


                                                          ASSET (LIABILITY)
                                                    ----------------------------------
                                                                        AVERAGE FAIR
                                                     FAIR VALUE            VALUE
                                                    ----------------------------------
1998
Commodity futures contracts                         $     99,864          $254,831
Commodity options contracts                                    -           (30,750)
Commodity forward contracts                             (127,445)            5,678
1997
Commodity futures contracts                            1,343,514           440,705
Commodity options contracts                                    -                 -
Commodity forward contracts                              145,498            28,318


                   The Four Seasons Fund Limited Partnership
                        (An Illinois Limited Partnership)

               Notes to Combined Financial Statements (continued)



6. DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK OR CONCENTRATION OF CREDIT RISK (CONTINUED)

The contract or notional amounts of the Partnership's derivatives financial instruments at July 31, 1998 and 1997, were as follows:

                                                                                  JULY 31
                                                                         1998                 1997
                                                                 --------------------- --------------------
Commodity futures contracts:
  To purchase                                                          $180,451,755          $62,364,627
  To sell                                                                (2,135,161)         (47,133,813)
Commodity forward contracts:
  To purchase                                                            $1,503,986            3,513,472
  To sell                                                                (1,530,018)          (2,726,772)


Although contract or notional amount may reflect the extent of the Partnership's involvement in a particular class of financial instrument, they are not indicative of potential loss.

The Trading Partnership is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included on the combined statements of financial condition. The counterparty to all forward contracts is E.D. & F. Man Capital, Inc., an affiliate of the General Partner. For exchange-traded contracts, the clearing organization acts as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

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




Heinold Asset Management, Inc.
(Pool Operator)




/s/ Lee E. Meyer
-------------------------------
Lee E. Meyer
Chief Financial Officer

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of October, 1998.

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

                                   Title with
Signature                          General Partner                     Date
---------                          ---------------                     ----
/s/ Thomas M. Harte                President (chief operating          October 28, 1998
---------------------------        officer) and Director
    Thomas M. Harte

/s/ Lee E. Meyer                   Chief Financial Officer             October 28, 1998
---------------------------        (principal accounting officer)
    Lee E. Meyer

/s/ Mary T. Bergonia               Director                            October 28, 1998
---------------------------
    Mary T. Bergonia

/s/ Gary M. Rindner                Director                            October 28, 1998
---------------------------
    Gary M. Rindner

/s/ Ira Polk                       Director                            October 28,1998
---------------------------
    Ira Polk

                  (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET              General Partner of                   October 28, 1998
  MANAGEMENT, INC.         Registrant

By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President