Form 10-Q
period 1998-10-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1998-12-02
CIK 767682

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

IRS EMPLOYER ID NO. #36-3586810

C/O HEINOLD ASSET MANAGEMENT, INC.
ONE FINANCIAL PLACE
440 S. LASALLE ST-21 FLOOR
CHICAGO ILLINOIS 60605
PHONE NUMBER 663-7500

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
                                  CONSOLIDATED
                       STATEMENTS OF FINANCIAL CONDITION

                                                                   OCTOBER 31, 1998      JULY 31,
ASSETS                                                               (UNAUDITED)           1998
                                                                   -------------      --------------
EQUITY IN FUTURES TRADING ACCOUNTS:

  NET UNREALIZED APPRECIATION ON OPEN FUTURES CONTRACTS                  561,354             (27,581)
  AMOUNT DUE FROM (TO) BROKER                                          2,326,740           2,591,526
                                                                   -------------      --------------
                                                                       2,888,094           2,563,945
 U.S. TREASURY STRIP NOTES, AT MARKET VALUE                           13,647,948          13,361,199
                                                                   -------------      --------------
                                                                   $  16,536,041      $   15,925,144
                                                                   =============      ==============
LIABILITIES:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                            $      50,102      $       48,898
  OTHER ACCRUED EXPENSES                                                   5,332              11,459
  ACCRUED PROFIT SHARE                                                    85,733              65,422
  REDEMPTION PAYABLE                                                           0                   0
                                                                   -------------      --------------
     TOTAL LIABILITIES                                                   141,167             125,779
                                                                   -------------      --------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                            130,878             111,371
                                                                   -------------      --------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
     OUTSTANDING AT OCTOBER 31, 1998 AND
     JULY 31, 1998 RESPECTIVELY                                          260,279             246,032
  LIMITED PARTNERS, 6,764 AND 6,904 UNIT
    EQUIVALENTS OUTSTANDING AT OCTOBER 31, 1998
    AND JULY 31, 1998 RESPECTIVELY                                    16,003,718          15,441,962
                                                                   -------------      --------------
       TOTAL PARTNERS' CAPITAL                                        16,263,996          15,687,994
                                                                   -------------      --------------
                                                                   $  16,536,041      $   15,925,144
                                                                   =============      ==============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                             $    2,366.17      $     2,236.69
                                                                   =============      ==============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS OCTOBER 31, 1998 AND 1997 (UNAUDITED)


REVENUES:                                                         1998              1997
                                                             -------------      ------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                          $    3,991       $   765,115
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                     588,935        (1,255,436)
  INTEREST INCOME                                                  20,368            36,161
  ACCRETION OF U.S TREASURY STRIP NOTES                           244,938           243,550
  GAIN (LOSS) ON MARKET VALUE OF U.S
      TREASURY STRIP NOTES                                        239,679            (6,220)
                                                               -----------      ------------
                                                                1,097,911          (216,830)
                                                               -----------      ------------

EXPENSES:
  BROKERAGE COMMISSIONS                                           150,093           154,180
  PROFIT SHARE                                                     20,311           (53,006)
  OTHER ADMINISTRATIVE EXPENSES                                    13,113            14,580
                                                               -----------      ------------
                                                                  183,517           115,754
                                                               -----------      ------------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                           914,394          (332,584)
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                      (19,507)           20,628
                                                               -----------      ------------
        NET INCOME (LOSS)                                      $  894,887       $  (311,956)
                                                               ===========      ============


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                              $   14,247       $    (4,377)
                                                               ===========      ============
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                             $  880,640       $  (307,579)
                                                               ===========      ============
NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                          $   129.48       $    (39.80)
                                                               ===========      ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                        STATEMENTS OF PARTNERS' CAPITAL

               FOR THE THREE MONTHS OCTOBER 31, 1998 (UNAUDITED)

                                            LIMITED          GENERAL
                                            PARTNERS         PARTNERS           TOTAL
                                         -------------     -----------      -------------
FUND EQUITY AT JULY 31, 1997             $  15,441,962     $   246,032      $  15,687,994
 (6,764 LIMITED PARTNERSHIP UNITS)

ADD (DEDUCT):

  REDEMPTION OF 140 LIMITED
    PARTNERSHIP UNITS                         (318,884)                          (318,884)

  NET INCOME (LOSS)                            880,640          14,247            894,887
                                         -------------     -----------      -------------
FUND EQUITY AT JANUARY 31, 1998          $  16,003,718     $   260,279      $  16,263,996
 (6,904 LIMITED PARTNERSHIP UNITS)       =============     ===========      =============



NET ASSET VALUE PER UNIT AT
    OCTOBER 31, 1998:                                                       $    2,366.17
                                                                            =============

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)

                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS

           FOR THE THREE MONTHS OCTOBER 31, 1998 AND 1997 (UNAUDITED)

                                                                      1998              1997
                                                                 -------------     -------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                    894,887         $ 811,597
  INCREASE IN OTHER LIABILITIES                                         34,895            13,420
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES                     (610,897)         (465,696)
                                                                   -----------     -------------
                                                                       318,884           359,321
                                                                   -----------     -------------




FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                              318,884           359,321
  INCREASE IN EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS                   0                 0
  DECREASE IN OTHER LIABILITIES                                              0                 0
                                                                   -----------     -------------
                                                                       318,884           359,321



CHANGE IN CASH BALANCE                                             $         0         $       0
                                                                   =============================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FOUR SEASONS FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1998, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of October 31, 1998 has been derived from the audited financial as of July 31, 1998. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

(An Illinois Limited Partnership)

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended October 31, 1998


                                      31-Oct-98                          31-Jul-98

Ending Equity (Note A)                16,263,996                         15,687,994

NOTE A:

Ending equity at October 31, 1998 is higher than ending equity at July 31, 1998 due to profitable trading during the period.



NOTE B:

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 10/31/98 is more than net unrealized appreciation on open futures and forward contracts for the three months ended 10/31/97 due to more profitable trading during the period.

                                                 Three months            Three months
                                                 ended 10/31/98         ended 10/31/97
                                                    588,935               (1,255,436)
