Form 10-Q
period 1999-01-31
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1999-02-23
CIK 767682

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JANUARY,31 1999

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
                       STATEMENTS OF FINANCIAL CONDITION

                                                        JANUARY 31, 1999       JULY 31, 1998
ASSETS                                                     (UNAUDITED)
                                                       ------------------     --------------
EQUITY IN FUTURES TRADING ACCOUNTS:

  NET UNREALIZED APPRECIATION ON OPEN FUTURES
    CONTRACTS                                                     448,091            (27,581)
  AMOUNT DUE FROM (TO) BROKER                                   2,699,645          2,591,526
                                                       ------------------     --------------
                                                                3,147,736          2,563,945
 U.S. TREASURY STRIP NOTES, AT MARKET VALUE                    13,624,987         13,361,199
                                                       ------------------     --------------
                                                               16,772,722        $15,925,144
                                                       ==================     ==============
LIABILITIES:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                            51,290        $    48,898
  OTHER ACCRUED EXPENSES                                            7,074             11,459
  ACCRUED PROFIT SHARE                                            127,242             65,422
  REDEMPTION PAYABLE                                                    0                  0
                                                       ------------------     --------------
     TOTAL LIABILITIES                                            185,607            125,779
                                                       ------------------     --------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                     144,295            111,371
                                                       ------------------     --------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
     OUTSTANDING AT JANUARY 31, 1999 AND
     JULY 31, 1998 RESPECTIVELY                                   265,862            246,032
  LIMITED PARTNERS, 6,693 AND 6,904 UNIT
    EQUIVALENTS OUTSTANDING AT JANUARY 31, 1999
    AND JULY 31, 1998 RESPECTIVELY                             16,176,958         15,441,962
                                                       ------------------     --------------
       TOTAL PARTNERS' CAPITAL                                 16,442,820         15,687,994
                                                       ------------------     --------------
                                                               16,772,722        $15,925,144
                                                       ==================     ==============
                                                                   180.24
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                           2,416.93        $  2,236.69
                                                       ==================     ==============



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS JANUARY 31, 1999 AND 1998 (UNAUDITED)


REVENUES:                                                        1999              1998
                                                         ----------------    ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                             577,886    $       259,505
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                    (113,263)           196,344
  INTEREST INCOME                                                  25,265             27,304
  ACCRETION OF U.S TREASURY STRIP NOTES                           249,709            243,610
  GAIN (LOSS) ON MARKET VALUE OF U.S
      TREASURY STRIP NOTES                                       (171,523)            85,290
                                                         ----------------    ---------------
                                                                  568,075            812,054
                                                         ----------------    ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                           160,488            163,421
  PROFIT SHARE                                                     41,510             26,947
  OTHER ADMINISTRATIVE EXPENSES                                     6,000              6,000
                                                         ----------------    ---------------
                                                                  207,998            196,368
                                                         ----------------    ---------------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                           360,077            615,686
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                      (13,417)           (10,539)
                                                         ----------------    ---------------
        NET INCOME (LOSS)                                         346,660    $       605,147
                                                         ================    ===============


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                   5,584    $        28,252
                                                         ================    ===============
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                341,076    $       576,895
                                                         ================    ===============
NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                               50.76    $         77.58
                                                         ================    ===============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

         FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)


REVENUES:                                                          1999              1998
                                                               ----------        -----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                             581,877        $ 1,024,621
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                     475,672         (1,059,092)
  INTEREST INCOME                                                  45,633             63,465
  ACCRETION OF U.S TREASURY STRIP NOTES                           494,646            487,160
  GAIN (LOSS) ON MARKET VALUE OF U.S
      TREASURY STRIP NOTES                                         68,156             79,070
                                                               ----------        -----------
                                                                1,665,986            595,224
                                                               ----------        -----------

EXPENSES:
  BROKERAGE COMMISSIONS                                           310,581            317,601
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE                          61,821            (26,059)
   TRADING ADVISOR                                                 19,113             20,580
  OTHER ADMINISTRATIVE EXPENSES                                ----------        -----------
                                                                  391,515            312,122
                                                               ----------        -----------

 INCOME BEFORE GENERAL PARTNER'S INTEREST                       1,274,471            283,102
     IN TRADING COMPANY
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY                    (32,924)            10,089
     OPERATING (INCOME) LOSS                                   ----------        -----------
                                                                1,241,547        $   293,191
        NET INCOME (LOSS)                                      ==========        ===========



NET GAIN (LOSS) ALLOCATED TO                                       19,830        $     4,156
  GENERAL PARTNER                                              ==========        ===========

NET GAIN (LOSS) ALLOCATED TO                                    1,221,717        $   289,035
  LIMITED PARTNERS                                             ==========        ===========

NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT                                 180.24        $     37.78
  OUTSTANDING THROUGHOUT EACH PERIOD)                          ==========        ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                        STATEMENTS OF PARTNERS' CAPITAL

                FOR THE SIX MONTHS JANUARY 31, 1999 (UNAUDITED)

                                          LIMITED           GENERAL
                                          PARTNERS          PARTNERS            TOTAL
                                      --------------     -------------     --------------
FUND EQUITY AT JULY 31, 1998          $   15,441,962     $     246,032     $   15,687,994
 (6,904 LIMITED PARTNERSHIP UNITS)

ADD (DEDUCT):

  REDEMPTION 0F 211 LIMITED
    PARTNERSHIP UNITS                       (486,721)                            (486,721)

  NET INCOME (LOSS)                        1,221,717            19,830          1,241,547
                                      --------------     -------------     --------------
FUND EQUITY AT JANUARY 31, 1999       $   16,176,958     $     265,862     $   16,442,820
 (6,693 LIMITED PARTNERSHIP UNITS)    ==============     =============     ==============




NET ASSET VALUE PER UNIT AT
    JANUARY 31, 1999:                                                      $     2,416.93
                                                                           ==============






                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               FOUR SEASONS FUND
                       (An Illinois Limited Partnership)
                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS JANUARY 31, 1999 AND 1998 (UNAUDITED)

                                                                 1999            1998
                                                              ----------       --------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                           $1,241,547       $293,191
  INCREASE IN OTHER LIABILITIES                                   92,752              0
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES               (847,578)        11,807
                                                              ----------       --------
                                                                 486,721        304,998
                                                              ----------       --------




FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                        486,721        218,313
  INCREASE IN EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS             0              0
  DECREASE IN OTHER LIABILITIES                                        0         86,685
                                                              ----------       --------
                                                                 486,721        304,998



CHANGE IN CASH BALANCE                                        $        0       $      0
                                                              =========================




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FOUR SEASONS FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of July 31, 1998, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1999 has been derived from the audited financial as of July 31, 1998. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

(An Illinois Limited Partnership)

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended October 31, 1998

                                                JANUARY 31, 1999  JULY 31, 1998

Ending Equity(Note A)                              16,442,820      15,687,994


NOTE A:

Ending equity at January 31, 1999 is higher than ending equity at July 31, 1998 due to profitable trading during the period.


NOTE B:

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 1/31/99 is more than net unrealized appreciation on open futures and forward contracts for the three months ended 1/31/98 due to less profitable trading during the period.

                                                Three months      Three months
                                                ended 1/31/99     ended 1/31/98
                                                  (113,263)          196,344