Form 10-Q
period 1999-04-30
FOUR SEASONS FUND LIMITED PARTNERSHIP
filed 1999-05-25
CIK 767682

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL, 30 1999

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
                                      CONSOLIDATED
                           STATEMENTS OF FINANCIAL CONDITION

                                                                       APRIL 30, 1999         JULY 31,
ASSETS                                                                  (UNAUDITED)             1998
                                                                      ----------------     ---------------
EQUITY IN FUTURES TRADING ACCOUNTS:
  U.S. GOVERNMENT TREASURY SECURITIES, AT COST PLUS
   ACCRUED INTEREST WHICH APPROXIMATES MARKET                        $              0    $              0
  NET UNREALIZED APPRECIATION ON OPEN FUTURES
     CONTRACTS                                                                289,269             (27,581)
  AMOUNT DUE FROM (TO) BROKER                                               2,132,622           2,591,526
                                                                      ----------------     ---------------
                                                                            2,421,891           2,563,945

 U.S. TREASURY STRIP NOTES, AT MARKET VALUE                                12,859,404          13,361,199
                                                                      ---------------      ---------------
                                                                     $     15,281,295    $     15,925,144
                                                                      ================     ===============
LIABILITIES:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                              $         47,067    $         48,898
  OTHER ACCRUED EXPENSES                                                       10,179              11,459
  ACCRUED PROFIT SHARE                                                              0              65,422
  REDEMPTION PAYABLE                                                                0                   0
                                                                      ----------------     ---------------
     TOTAL LIABILITIES                                                         57,246             125,779
                                                                      ----------------     ---------------
GENERAL PARTNER'S INTEREST IN TRADING COMPANY                                 143,473             111,371
                                                                      ----------------     ---------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 110 UNIT EQUIVALENTS
     OUTSTANDING AT APRIL 30, 1999 AND
     JULY 31, 1998 RESPECTIVELY                                               267,094             246,032
  LIMITED PARTNERS, 6,101 AND 6,904 UNIT
    EQUIVALENTS OUTSTANDING AT APRIL 30, 1999
    AND JULY 31, 1998 RESPECTIVELY                                         14,813,482          15,441,962
                                                                      ----------------     ---------------
       TOTAL PARTNERS' CAPITAL                                             15,080,576          15,687,994
                                                                      ----------------     ---------------
                                                                     $     15,281,295    $     15,925,144
                                                                      ================     ===============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                               $       2,428.13    $       2,236.69
                                                                      ================     ===============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                            FOUR SEASONS FUND
                    (An Illinois Limited Partnership)
                              CONSOLIDATED
                        STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)

REVENUES:                                                                   1999                1998
                                                                      ----------------     ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                $        234,800    $        494,857
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                                (158,822)           (131,951)
  INTEREST INCOME                                                              27,531              31,838
  ACCRETION OF U.S. TREASURY STRIP NOTES                                      266,290             241,801
  GAIN (LOSS) ON MARKET VALUE OF U.S.
      TREASURY STRIP NOTES                                                   (197,744)           (166,146)
                                                                      ----------------     ---------------
                                                                              172,054             470,399
                                                                      ----------------     ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                       158,083             168,909
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE
   TRADING ADVISOR                                                                  0              38,608
  OTHER ADMINISTRATIVE EXPENSES                                                10,000               6,000
                                                                      ----------------     ---------------
                                                                              168,083             213,516
                                                                      ----------------     ---------------
 INCOME BEFORE GENERAL PARTNER'S INTEREST
     IN TRADING COMPANY                                                         3,971             256,883
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY
     OPERATING (INCOME) LOSS                                                      822              (6,462)
                                                                      ----------------     ---------------
        NET INCOME (LOSS)                                            $          4,793    $        250,421
                                                                      ================     ===============


NET GAIN (LOSS) ALLOCATED TO
  GENERAL PARTNER                                                    $          1,232    $          7,782
                                                                      ================     ===============
NET GAIN (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                                   $          3,561    $        242,639
                                                                      ================     ===============
NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH PERIOD)                                $          11.20    $          32.96
                                                                      ================     ===============



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                            FOUR SEASONS FUND
                    (An Illinois Limited Partnership)
                              CONSOLIDATED
                        STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)


REVENUES:                                                                   1999                1998
                                                                      ----------------     ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                $        816,677    $      1,519,478
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                                                 316,850          (1,191,043)
  INTEREST INCOME                                                              73,165              95,303
  ACCRETION OF U.S. TREASURY STRIP NOTES                                      760,936             728,961
  GAIN (LOSS) ON MARKET VALUE OF U.S.
      TREASURY STRIP NOTES                                                   (129,588)            (87,076)
                                                                      ----------------     ---------------
                                                                            1,838,042           1,065,623
                                                                      ----------------     ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                       468,664             486,510
  PROFIT SHARE ALLOCABLE TO JOINT VENTURE                                      61,821              12,549
   TRADING ADVISOR                                                             29,113              26,580
  OTHER ADMINISTRATIVE EXPENSES                                       ----------------     ---------------
                                                                              559,598             525,639
                                                                      ----------------     ---------------

 INCOME BEFORE GENERAL PARTNER'S INTEREST                                   1,278,444             539,984
     IN TRADING COMPANY
 GENERAL PARTNER'S INTEREST IN TRADING COMPANY                                (32,103)              3,627
     OPERATING (INCOME) LOSS                                          ----------------     ---------------
                                                                            1,246,341    $        543,611
        NET INCOME (LOSS)                                            $================     ===============



NET GAIN (LOSS) ALLOCATED TO                                                   21,062    $         11,937
  GENERAL PARTNER                                                    $================     ===============

NET GAIN (LOSS) ALLOCATED TO                                                1,225,278    $        531,674
  LIMITED PARTNERS                                                   $================     ===============

NET INCOME (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT                                             191.44    $          70.74
  OUTSTANDING THROUGHOUT EACH PERIOD)                                $================     ===============




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                            FOUR SEASONS FUND
                    (An Illinois Limited Partnership)
                               CONSOLIDATED
                     STATEMENTS OF PARTNERS' CAPITAL

          FOR NINE MONTHS ENDED APRIL 30, 1999 (UNAUDITED)

                                         LIMITED            GENERAL
                                         PARTNERS           PARTNERS           TOTAL
                                      ---------------    --------------   ----------------
FUND EQUITY AT JULY 31, 1998         $    15,441,962   $       246,032   $     15,687,994
 (6,904 LIMITED PARTNERSHIP UNITS)

ADD (DEDUCT):

  REDEMPTION 0F 803 LIMITED
    PARTNERSHIP UNITS                     (1,853,759)                          (1,853,759)

  NET INCOME (LOSS)                        1,225,278            21,062          1,246,341
                                      ---------------    --------------   ----------------
FUND EQUITY AT APRIL 30, 1999        $    14,813,482   $       267,094   $     15,080,576
 (6,101 LIMITED PARTNERSHIP UNITS)    ===============    ==============   ================




NET ASSET VALUE PER UNIT AT
    APRIL 30, 1999:                                                      $       2,428.13
                                                                          ================

















                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                             FOUR SEASONS FUND
                    (An Illinois Limited Partnership)

                                CONSOLIDATED
                            STATEMENT OF CASH FLOWS

          FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)

                                                                    1999              1998
                                                               ---------------   ---------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                           $     1,246,341   $       543,611
  INCREASE IN OTHER LIABILITIES                                             0                 0
  (INCREASE) DECREASE IN EQUITY IN COMMODITY FUTURES
   TRADING ACCOUNTS AND U.S. TREASURE STRIP NOTES                     643,849            20,488
                                                               ---------------   ---------------
                                                                    1,890,190           564,099
                                                               ---------------   ---------------




FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                           1,853,759           522,184
  INCREASE IN EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS                                    0
  DECREASE IN OTHER LIABILITIES                                        36,431            41,914
                                                               ---------------   ---------------
                                                                    1,890,190           564,098



CHANGE IN CASH BALANCE                                        $            (0)  $             0
                                                               ---------------   ---------------









                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FOUR SEASONS FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of July 31,1998, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1999 has been derived from the audited financial as of July 31, 1998. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.




                          FOUR SEASONS FUND
                  (An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the nine months ended April 30, 1998

                                                                           30-Apr-99            31-Jul-98
Ending Equity(Note A)                                                      15,080,576           15,687,994

NOTE A:

Ending equity at April 30, 1999 is lower than ending equity at July 31, 1998 due to redemption of limited partnership units during the period.



NOTE B:

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the nine months ended 4/30/99 is more than net unrealized appreciation on open futures and forward contracts for the nine months ended 4/30/98 due to more profitable trading during the period.

                                                                        Nine months        Nine months
                                                                       ended 4/30/99      ended 4/30/98
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION                      316,850          (1,191,043)




NOTE C:

Net realized trading gains losses on closed futures contracts for the three months ended 4/30/99 is less than net realized trading gains on closed futures contracts for the three months ended 4/30/98 due to less profitable trading during the period.

                                                                       Three months       Three months
                                                                       ended 4/30/99      ended 4/30/98
Net Realized Trading Gains Losses on Closed Futures Contracts             234,800           (494,857)